Form 10-Q
period 2004-03-31
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2004-05-14
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

COMMISSION FILE NUMBERS: 333-110720 and 333-105746

HM PUBLISHING CORP.

HOUGHTON MIFFLIN COMPANY

(Exact name of registrants as specified in their charters)

DELAWARE MASSACHUSETTS	13-4265843 04-1456030
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Numbers)

222 BERKELEY STREET

BOSTON, MASSACHUSETTS 02116

(Address of principal executive offices)

(617) 351-5000

(Registrants’ telephone number, including area code)

Indicate by check mark whether HM Publishing Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether Houghton Mifflin Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act): Yes  ☐    No  ☒

The number of shares outstanding of HM Publishing Corp.’s common stock as of May 14, 2004 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of May 14, 2004 was 1,000 shares.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: HM Publishing Corp. and Houghton Mifflin Company. Unless the context indicates otherwise, any reference in this report to “Publishing” refers to HM Publishing Corp., and any reference to “Houghton Mifflin” refers to Houghton Mifflin Company, the wholly-owned operating subsidiary of Publishing. The “Company,” “we,” “us,” and “our” refer to HM Publishing Corp. together with Houghton Mifflin Company.

Houghton Mifflin Company meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	MARCH 31, 2004	DECEMBER 31, 2003	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,098	$159,093	$38,098	$159,093
Accounts receivable, less allowance for bad debts and book returns of $26,722 at March 31, 2004 and $33,988 at December 31, 2003	119,384	194,932	119,384	194,932
Inventories	177,744	162,130	177,744	162,130
Deferred income taxes	74,031	62,941	74,031	62,941
Prepaid expenses and other current assets	21,746	27,761	21,746	27,761

TOTAL CURRENT ASSETS	431,003	606,857	431,003	606,857

Property, plant, and equipment, net	106,929	107,990	106,929	107,990
Pre-publication costs	114,668	107,674	114,668	107,674
Royalty advances to authors, net of allowance of $40,251 at March 31, 2004 and $38,949 at December 31, 2003	32,017	28,814	32,017	28,814
Goodwill	646,898	646,809	646,898	646,809
Other intangible assets, net	817,673	850,709	817,673	850,709
Other assets and long-term receivables	84,780	92,310	79,113	86,533

TOTAL ASSETS	$2,233,968	$2,441,163	$2,228,301	$2,435,386

See accompanying Notes to Unaudited Consolidated Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	MARCH 31, 2004	DECEMBER 31, 2003	MARCH 31, 2004	DECEMBER 31, 2003
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$189	$1,039	$189	$1,039
Accounts payable	99,127	74,786	99,127	74,786
Due to parent	4,364	4,619	5,221	5,524
Royalties payable	29,310	62,341	29,310	62,341
Salaries, wages, and commissions	21,334	60,430	21,334	60,430
Interest payable	15,284	40,242	15,284	40,242
Current portion of restructuring accrual	10,695	12,022	10,695	12,022
Other	61,166	68,475	60,047	67,345

TOTAL CURRENT LIABILITIES	241,469	323,954	241,207	323,729

Long-term debt	1,294,584	1,289,684	1,134,937	1,134,449
Royalties payable	3,145	3,443	3,145	3,443
Accrued pension benefits	71,925	71,011	71,925	71,011
Accrued postretirement benefits	55,141	54,781	55,141	54,781
Deferred income taxes	232,869	273,973	235,567	275,394
Other	28,566	28,343	28,566	28,343

TOTAL LIABILITIES	1,927,699	2,045,189	1,770,488	1,891,150

COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(165,116)	(74,662)	(158,815)	(71,643)
Other comprehensive income	1,628	879	1,628	879

TOTAL STOCKHOLDER’S EQUITY	306,269	395,974	457,813	544,236

	$2,233,968	$2,441,163	$2,228,301	$2,435,386

See accompanying Notes to Unaudited Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
NET SALES	$139,046	$132,823	$139,046	$132,823

COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	82,297	78,229	82,297	78,229
Pre-publication and publishing rights amortization	43,635	36,807	43,635	36,807

Cost of sales	125,932	115,036	125,932	115,036
Selling and administrative	125,591	132,195	125,591	132,195
Other intangible asset amortization	1,208	249	1,208	249

	252,731	247,480	252,731	247,480

OPERATING LOSS	(113,685)	(114,657)	(113,685)	(114,657)

OTHER EXPENSE
Net interest	(28,829)	(27,804)	(24,269)	(27,804)
Debt extinguishment costs	—	(48,427)	—	(48,427)
Other income	24	18	24	18

	(28,805)	(76,213)	(24,245)	(76,213)

Loss from continuing operations before income taxes	(142,490)	(190,870)	(137,930)	(190,870)
Income tax benefit	(52,036)	(70,240)	(50,758)	(70,240)

Loss from continuing operations	(90,454)	(120,630)	(87,172)	(120,630)
Loss from discontinued operations, net of tax	—	(1,221)	—	(1,221)

NET LOSS	$(90,454)	$(121,851)	$(87,172)	$(121,851)

See accompanying Notes to Unaudited Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss from continuing operations	$(90,454)	$(120,630)	$(87,172)	$(120,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, deferred financing fees, and debt extinguishment costs	2,631	31,834	2,483	31,834
Non-cash interest expense	4,411	—	—	—
Depreciation and amortization expense	53,096	44,381	53,096	44,381

Changes in operating assets and liabilities:
Accounts receivable	75,670	69,143	75,670	69,143
Inventories	(15,554)	(15,014)	(15,554)	(15,014)
Accounts payable	24,231	21,670	24,231	21,670
Royalties, net	(36,533)	(31,491)	(36,533)	(31,491)
Deferred and income taxes payable	(52,207)	(71,602)	(50,930)	(71,602)
Interest payable	(24,958)	7,708	(24,958)	7,708
Other, net	(34,450)	(8,110)	(34,450)	(8,110)

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(94,117)	(72,111)	(94,117)	(72,111)
NET CASH USED IN DISCONTINUED ACTIVITIES	—	(1,247)	—	(1,247)

NET CASH USED IN OPERATING ACTIVITIES	(94,117)	(73,358)	(94,117)	(73,358)

CASH FLOWS USED IN CONTINUING INVESTING ACTIVITIES

Pre-publication expenditures	(18,179)	(27,726)	(18,179)	(27,726)
Property, plant, and equipment expenditures	(7,767)	(5,805)	(7,767)	(5,805)
Business acquisitions	(89)	(35)	(89)	(35)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	$(26,035)	$(33,566)	$(26,035)	$(33,566)

See accompanying Notes to Unaudited Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
CASH FLOWS PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES

Transaction costs paid on behalf of parent	$—	$(5,855)	$—	$(5,855)
Issuance of short-term financing, net of financing costs	17	167	17	167
Proceeds from the issuance of long-term financing, net of financing costs	—	975,952	—	975,952
Payment of long-term financing	(894)	(899,136)	(894)	(899,136)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(877)	71,128	(877)	71,128

Decrease in cash and cash equivalents	(121,029)	(35,796)	(121,029)	(35,796)
Effects of exchange rate changes on cash balances	34	—	34	—
Cash and cash equivalents at beginning of period	159,093	77,797	159,093	77,797

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,098	$42,001	$38,098	$42,001

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$(38)	$1,362	$(38)	$1,362
Interest paid	$46,432	$17,415	$46,432	$17,415

See accompanying Notes to Unaudited Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

THE COMPANY

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”) include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited consolidated financial statements present Publishing and Houghton Mifflin as of and for the three month period ended March 31, 2004 and for the three month period ended March 31, 2003. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

On September 12, 2003, Publishing, a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), was incorporated. Holdings contributed its 100% equity interest in Houghton Mifflin to Publishing on September 17, 2003. In October 2003, Publishing issued $265.0 million of 11.50% senior discount notes generating proceeds of $145.2 million, net of issuance costs. Publishing is the sole obligor of these notes. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expenses, net of taxes, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin.

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2003 included in Publishing’s Registration Statement on Form S-4 (File No. 333-110720) filed on April 22, 2004, and Houghton Mifflin’s Form 10-K for the year ended December 31, 2003 filed on March 30, 2004. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

Results of the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2004 interim financial statements.

DISPOSALS

CURRICULUM ADVANTAGE, INC.

On April 1, 2003, Houghton Mifflin sold 100% of the outstanding shares of Curriculum Advantage, Inc. (“Curriculum Advantage”) for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The accompanying unaudited consolidated financial statements present Curriculum Advantage as discontinued operations as of and for the period ended March 31, 2003.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted FIN 46 during 2003 and adopted FIN 46R in the first quarter of 2004. The adoptions of FIN 46 and FIN 46R did not have any effect on the Company’s consolidated financial statements.

In December 2003, the FASB revised the Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures, including information about plan assets and the benefits expected to be paid and contributions expected to be made in future years. The additional disclosure requirements are effective for U.S. plans in 2003 financial statements and for non-U.S. plans in 2004 financial statements. The Company has provided the additional disclosures required for its pension plans for the periods ended March 31, 2004 and 2003.

At its January 7, 2004 meeting, the FASB finalized its discussions of the proposed Financial Staff Position (“FSP”) SFAS No. 106a, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The proposed FSP was issued for comment in December 2003 to address the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The issue is whether an employer that provides postretirement drug coverage (a plan) should recognize the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit costs and, if so, when and how those effects should be accounted for. Specific authoritative guidance on the accounting for the federal subsidy is pending and the guidance, when issued could require the Company to change previously reported information. The proposed FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has decided to postpone the election until a final FSP is issued. In accordance with this FSP, the net periodic postretirement benefit cost in Note 11 does not reflect the effects of the Act on the plan. Management is currently evaluating the impact of the Act on its consolidated financial statements.

(3) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	MARCH 31, 2004		DECEMBER 31, 2003
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$646,898	$—	$646,809	$—
Publication rights	691,722	177,016	691,722	145,188
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	15,343	2,576	15,343	1,368

	$1,644,163	$179,592	$1,644,074	$146,556

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

The Company recorded amortization expense for its amortizable intangible assets of $33.0 million and $36.5 million for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense related to the Company’s intangible assets, excluding the $33.0 million amortization recorded through March 31, 2004, is as follows:

YEAR ENDED DECEMBER 31,	PUBLICATION RIGHTS	CUSTOMER RELATED AND OTHER
2004	$95,485	$3,400
2005	99,193	4,413
2006	78,431	2,833
2007	60,109	469
2008	47,227	388
Thereafter	134,261	1,264

The changes in the carrying amount of goodwill for each of the Company’s reporting segments for the three months ended March 31, 2004 were:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	TOTAL
Balance at December 31, 2003	$457,881	$143,516	$3,910	$41,502	$646,809
Purchase accounting adjustments on prior period acquisitions	89	—	—	—	89

Balance at March 31, 2004	$457,970	$143,516	$3,910	$41,502	$646,898

Adjustments in the three months ended March 31, 2004 were for professional fees associated with the acquisition of Edusoft in the fourth quarter of 2003.

(4) INVENTORY

Inventories, net of applicable reserves, consist of the following:

	MARCH 31, 2004	DECEMBER 31, 2003
Finished goods	$167,165	$153,618
Raw materials	10,579	8,512

	$177,744	$162,130

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(5) DEBT AND BORROWING AGREEMENTS

Long term debt consists of the following:

	MARCH 31, 2004	DECEMBER 31, 2003
$150,000 of 7.20% senior secured notes due March 15, 2011	$137,642	$137,200
$600,000 of 8.25% senior unsecured notes due February 1, 2011	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013	397,244	397,166
Other	240	1,122

	1,135,126	1,135,488
Less: current portion of long term debt	189	1,039

Consolidated Houghton Mifflin Company	$1,134,937	$1,134,449

$265,000 of 11.50% senior discount notes due October 15, 2013	159,647	155,235

Consolidated HM Publishing Corp.	$1,294,584	$1,289,684

Houghton Mifflin maintains a $325.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. There were no borrowings under this facility at March 31, 2004.

On October 3, 2003 Publishing sold $265.0 million of 11.50% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating net proceeds of $145.2 million in a private placement. The net proceeds from this offering were ultimately distributed to Holdings’ equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of Houghton Mifflin. Publishing conducts all of its business through Houghton Mifflin, a wholly owned subsidiary, and its only operating asset. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes.

On January 30, 2003, Houghton Mifflin issued $600.0 million of 8.25% senior notes that mature on February 1, 2011 (the “Senior Notes”) and $400.0 million of 9.875% senior subordinated notes that mature on February 1, 2013 (the “Senior Subordinated Notes,” together with the Senior Notes, the “Senior and Senior Subordinated Notes”). The net proceeds from these notes were used to repay previously existing long-term debt instruments including senior secured notes due in 2004 and 2006 and the bridge and term loans used to finance the acquisition of Houghton Mifflin by Holdings in December 2002. A debt extinguishment charge of approximately $48.4 million was recognized in the first quarter of 2003 as a result of this refinancing.

Houghton Mifflin’s Revolver and Senior and Senior Subordinated Notes include various financial covenants including certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the credit agreement or indentures governing such debt instruments. The agreements also contain customary covenants, including limitations on the Houghton Mifflin’s ability to incur debt or execute restricted

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

payments, including dividends, make investments, or sell assets, and definitions of events of default. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital expenditures for 2004. For 2004, the Revolver requires the total leverage ratio to be no greater than 5.10:1; the senior leverage ratio to be no greater than 3.50:1; the interest coverage ratio to be not less than 2.10:1; and that consolidated capital expenditures not exceed $184 million. Under the indentures governing Houghton Mifflin’s Senior and Senior Subordinated Notes, the primary covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA. The fixed charge coverage ratio is required to be at least 2.0:1.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

During December 2003, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreements effectively converted $200.0 million of Houghton Mifflin’s debt from a fixed rate to a floating rate in connection with its ongoing debt management strategy. These swap agreements did not qualify for hedge accounting and accordingly changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. During March 2004, Houghton Mifflin terminated these swap agreements and recorded $3.9 million of interest income in the unaudited consolidated Statement of Operations for the three months ended March 31, 2004.

In April 2004, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreement effectively converts $200.0 million of Houghton Mifflin’s 8.25% fixed rate debt to a floating rate. These swap agreements do not qualify for hedge accounting and accordingly changes in the fair value of these swaps will be recorded as interest income or expense in the consolidated statement of operations in future periods.

(7) RESTRUCTURING

The following table sets forth the activity in restructuring reserves for the three months ended March 31, 2004.

	FACILITIES	WORK-FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2003	$2,521	$11,100	$359	$13,980
Utilization	(211)	(1,264)	(1)	(1,476)

Balance as of March 31, 2004	$2,310	$9,836	$358	$12,504

As of March 31, 2004, $10.7 million is current and $1.8 million of the restructuring reserve is considered long-term. Houghton Mifflin expects to substantially complete its restructuring activities by the end of 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(8) COMPREHENSIVE LOSS

Comprehensive loss for the Company was primarily computed as the sum of the Company’s net loss and changes in cumulative translation adjustment. The following table sets forth the calculation of the Company’s comprehensive loss for the three months ended March 31, 2004 and 2003.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
Net loss	$(90,454)	$(121,851)	$(87,172)	$(121,851)
Change in cumulative translation adjustment and other	1,628	(103)	1,628	(103)

Comprehensive loss	$(88,826)	$(121,954)	$(85,544)	$(121,954)

(9) STOCK-BASED COMPENSATION

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan (the “Plan”) provides for the grant of options to purchase Holding’s Class A Common Stock. The board of directors of Holdings administers the Plan and may, from time to time, grant option awards to directors and employees of the Company. The Plan is accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. Houghton Mifflin elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” for fixed stock-based awards to employees.

The Company used the Black-Scholes option pricing model to estimate the fair value of options granted. The Black Scholes model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The stock options of the Plan have characteristics significantly different from those of traded options; therefore, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of options issued under the Plan.

The fair value of stock options granted during the period ended March 31, 2004 was $0.2 million on the date of grant using the Black Scholes option pricing model with the following assumptions: fair value of $100, expected dividend yield of 0.00%, risk-free interest rate of 2.80%, expected volatility of 35%, and an expected life of approximately 5 years.

Stock option activity during the period was as follows:

	NUMBER OF SHARES	EXERCISE PRICE
Balance at December 31, 2003	75.9	$100
Granted	5.3	$100

Balance at March 31, 2004	81.2	$100

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

The following table illustrates the effect on net loss as if the Company had determined compensation cost, based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
Net loss as reported	$(90,454)	$(121,851)	$(87,172)	$(121,851)
Deduct: stock compensation expense	(148)	—	(148)	—

Pro forma net loss	$(90,602)	$(121,851)	$(87,320)	$(121,851)

(10) SEGMENT AND RELATED INFORMATION

The Company evaluates the performance of its segments based on the profit and loss from operations before interest income and expense, income taxes, and infrequent and extraordinary items.

Summarized financial information concerning Houghton Mifflin’s reportable segments is shown in the following tables. The Other segment includes Promissor and unallocated corporate-related items. Substantially all of the Company’s revenues are derived in the United States.

THREE MONTHS ENDED MARCH 31:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2004
Net sales from external customers	$80,674	$18,291	$25,959	$14,122	$139,046
Segment operating loss	(79,548)	(25,511)	(4,230)	(4,396)	(113,685)

2003
Net sales from external customers	$69,623	$20,949	$27,033	$15,218	$132,823
Segment operating loss	(86,693)	(23,687)	(1,513)	(2,764)	(114,657)

Reconciliation of segment operating losses to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
Total loss from reportable segments	$(113,685)	$(114,657)	$(113,685)	$(114,657)
Unallocated expense:
Interest expense	(28,829)	(27,804)	(24,269)	(27,804)
Debt extinguishment	—	(48,427)	—	(48,427)
Other	24	18	24	18

Loss from continuing operations before taxes	$(142,490)	$(190,870)	$(137,930)	$(190,870)

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(11) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Houghton Mifflin has a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers substantially all employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Retirement Plan’s assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. Houghton Mifflin also has a nonqualified defined benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit as determined by the Internal Revenue Service. The nonqualified plan accrues benefits for the executive officers based on service and pay. Benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded.

Houghton Mifflin also provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

In addition, Kingfisher, a U.K. company and a wholly owned subsidiary of Houghton Mifflin, has a contributory, defined benefit pension plan, The Grisewood and Dempsey Pension Scheme, which has been approved by the Inland Revenue. All permanent employees between ages 21 and 64 are eligible to join the plan. The assets of the plan are held in a trust fund and invested in stocks and fixed income securities of the U.K. and other countries.

The following table summarizes the components of net periodic cost of the Houghton Mifflin’s plans as of and for the financial statement periods ended March 31, 2004 and 2003:

COMPONENTS OF NET PERIODIC COST

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	MARCH 31, 2004	MARCH 31, 2003	MARCH 31, 2004	MARCH 31, 2003
Service cost	$2,484	$2,266	$274	$242
Interest cost	2,818	2,714	794	805
Expected return on plan assets	(2,140)	(1,726)	—	—
Amortization of prior service cost	173	—	—	—

Net periodic benefit cost	$3,335	$3,254	$1,068	$1,047

EMPLOYER CONTRIBUTIONS

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $14.0 million to its pension plans in 2004. As of March 31, 2004, no contributions have been made.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(12) COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $25.1 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $18.2 million of letters of credit existed at March 31, 2004, $15.7 of which backed performance and surety bonds. Under the terms of the Revolver (see Note 5), outstanding letters of credit are deducted from the remaining unused borrowing capacity.

Houghton Mifflin is contingently liable for retention agreements with an initial balance of approximately $30 million with key employees. These retention agreements expire on or before June 30, 2004. Houghton Mifflin is recording the expense of these arrangements ratably over the retention period and had recognized expense of $ 0.7 million and $12.4 million and paid $3.7 million and $1.0 million for the three month periods ended March 31, 2004 and March 31, 2003, respectively. Cumulatively, Houghton Mifflin has recognized $28.1 million of expense and paid $20.4 million.

CONTRACTUAL OBLIGATIONS

Houghton Mifflin continues to routinely enter into standard indemnification provisions as part of licensee agreements involving use of its intellectual property. These provisions typically require Houghton Mifflin to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Riverside, Edusoft, and Promissor routinely enter into contracts with customers that contain provisions requiring them to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the contracted test. Although the term of these provisions and the maximum potential amounts of future payments Houghton Mifflin could be required to make is not limited, Houghton Mifflin has never incurred any costs to defend or settle claims related to these types of indemnification provisions. Houghton Mifflin therefore believes the estimated fair value of these provisions is minimal.

(13) RELATED PARTIES

DEFERRED COMPENSATION PLAN OF HOLDINGS

In January 2003, Holdings established a Deferred Compensation Plan. The Deferred Compensation Plan was offered to selected top executives and key employees of Houghton Mifflin, allowing the employees to defer receipt of all or a portion of their retention agreement payments (see Note 12) in exchange for an interest in the common stock of Holdings. Approximately 30 Houghton Mifflin employees participate in the Deferred Compensation Plan and have deferred an aggregate $4.3 million of payments due pursuant to their respective retention agreements. The deferred compensation is included on the consolidated balance sheet of both Publishing and Houghton Mifflin within the “Due to parent” balance at March 31, 2004.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

MANAGEMENT AGREEMENT

Houghton Mifflin has entered into a management agreement with Holdings and its beneficial owners, Thomas H. Lee Partners, L.P. and its affiliates, Bain Capital, LLC and its affiliates, and The Blackstone Group and its affiliates (together, the “Sponsors”). The management agreement, entered into at the time of the acquisition of Houghton Mifflin by Holdings (the “Acquisition”), requires Houghton Mifflin to pay the Sponsors an aggregate annual fee of $5.0 million per year, payable quarterly in advance, in consideration for ongoing consulting and management advisory services. In the case of future services provided in connection with any future acquisition, disposition, or financing transactions, the management agreement requires Houghton Mifflin to pay the Sponsors an aggregate fee of one percent of the gross transaction value. The agreement also requires Houghton Mifflin to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for, liabilities arising from, the management agreement, the Acquisition and any related transactions, their equity investment in Holdings, Houghton Mifflin’s operations, and the services they provide to Houghton Mifflin and Holdings. The management agreement terminates on December 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report includes forward-looking statements that reflect our current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs, criterion-referenced testing, and the Iowa Tests of Basic Skills; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and our share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those that could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly-published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the success of Riverside’s entry into the scoring business and the criterion-referenced testing business; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that our well-known authors will depart and write for our competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the SEC.

COMPANY OVERVIEW

We derive approximately 85% of our revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school and college year in September. Thus, we realize approximately 70% of consolidated net sales in these quarters.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on our year-to-year revenues. No single customer accounts for more than 10% of our consolidated net sales. Our largest single customer is Barnes & Noble, which purchases both Trade and Reference and College products. In management’s opinion, the loss of a single customer, including Barnes & Noble, would not have a material adverse effect on the Company. Although the loss of a single customer or few customers would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year revenue performance.

ACQUISITIONS AND DISPOSITIONS

2003 Activities

On December 5, 2003, Houghton Mifflin acquired Edusoft, a San Francisco, California-based assessment platform provider for $37.0 million in cash subject to certain contractual post-closing adjustments. On October 14, 2003, Houghton Mifflin acquired Cognitive Concepts, Inc. (“CCI”), a provider of research-based supplemental education tools, for $12.8 million in cash. Houghton Mifflin has accounted for the Edusoft and CCI acquisitions as purchase transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

On April 1, 2003, Houghton Mifflin sold all of the outstanding shares of Curriculum Advantage, Inc. (“Curriculum Advantage”) for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The assets and liabilities and results from operations and from cash flows of Curriculum Advantage are reflected as discontinued operations in our accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2003.

BUSINESS SEGMENTS

All of our operations are conducted through Houghton Mifflin and its subsidiaries. Houghton Mifflin’s principal business is publishing, and our operations are classified into four reporting segments.

K-12 Publishing

This segment consists primarily of five divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), Riverside, and Edusoft. This segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, and multimedia instructional programs. Tests for measuring achievement and aptitude include educational, cognitive, and developmental standardized and customized testing products in print, CD-ROM, and on-line formats, targeting the educational and clinical assessment markets. The principal markets for these products are elementary and secondary schools.

In the educational publishing industry, materials are often described as “basal” or “supplemental.” Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and are the primary source of classroom instruction. Supplemental materials provide focused information about a topic, or practice in a particular skill, but not the comprehensive system of materials offered in a basal program. These materials are used both as alternatives and as supplements to core basal textbooks, enabling local educators to tailor standard programs to the specific needs of their students cost-effectively.

The process by which public elementary and secondary schools select and purchase new instructional materials is referred to as the “adoption” process. The terms “adopt” and “adoption” are often used to describe the overall process of a state governing body’s official approval of instructional programs and materials for selection and purchase by that state’s school districts, as well as an individual school or school district’s selection and purchase of instructional materials.

Twenty states approve instructional programs and materials on a statewide basis for a particular subject (“adoption states”). These states represent approximately one-half of the U.S. elementary and secondary school-age population. The selections typically occur every five to seven years according to a schedule publicized many years in advance, subject to change. The funding for the purchase of the materials in an adoption state is approved at the state level and is appropriated by subject. Typically, a school or school district within an adoption state may use state funding to purchase instructional materials only from the list of programs that have been adopted by the particular state’s governing body. After the state entities have adopted instructional materials, individual schools or school districts later decide the quantity and timing of their purchases. In the other states, referred to as “open states” or “open territories,” each individual school or school district can purchase materials without restrictions.

In general, Houghton Mifflin presents products to schools and teachers by sending samples to teachers in a school market, which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, we may provide a variety of ancillary materials to purchasers at no cost. We also conduct training sessions within a school district that has purchased our materials to help teachers learn to use our products effectively. These materials and services, usually called “implementation” and “in-service” training, are a cost of doing business.

College Publishing

The College Division is the sole business unit reported in this segment. The College Division sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two- and four- year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

Trade and Reference Publishing

This segment consists of the Trade and Reference Division and Kingfisher. Management for Kingfisher reports functionally to that of the Trade and Reference Division. This segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites and wholesalers. It also sells reference materials to schools, colleges, libraries, office supply distributors, and businesses.

Other

This segment consists of Promissor and unallocated corporate items. Promissor develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement, and evaluation to regulatory entities, professional associations, and corporations. Its principal markets are corporations and organizations in the United States and abroad.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted FIN 46 during 2003 and adopted FIN 46R in the first quarter of 2004. The adoptions of FIN 46 and FIN 46R did not have any effect on the Company’s consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures, including information about plan assets and the benefits expected to be paid and contributions expected to be made in future years. The additional disclosure requirements are effective for U.S. plans in 2003 financial statements and for non-U.S. plans in 2004 financial statements. The Company has provided the additional disclosures required for its pension plans for the periods ended March 31, 2004 and 2003.

At the January 7, 2004 meeting, the FASB finalized its discussions of the proposed Financial Staff Position (“FSP”) SFAS No. 106a, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The proposed FSP was issued for comment in December 2003 to address the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The issue is whether an employer that provides postretirement drug coverage (a plan) should recognize the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit costs and, if so, when and how those effects should be accounted for. Specific authoritative guidance on the accounting for the federal subsidy is pending and the guidance, when issued could require the Company to change previously reported information. The proposed FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has decided to postpone the election until a final FSP is issued. In accordance with this FSP, the net periodic postretirement benefit cost outlined in Note 11 to the unaudited consolidated financial statements does not reflect the effects of the Act on the plan. Management is currently evaluating the impact of the Act on its consolidated financial statements.

RESTRUCTURING

The following table sets forth the activity in restructuring reserves in the three months ended March 31, 2004.

	FACILITIES	WORK FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2003	$2,521	$11,100	$359	$13,980
Utilization	(211)	(1,264)	(1)	(1,476)

Balance as of March 31, 2004	$2,310	$9,836	$358	$12,504

Houghton Mifflin expects to substantially complete its restructuring activities by the end of 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date.

RESULTS OF OPERATIONS

The following tables set forth information regarding our net sales, operating loss, and other information from our unaudited consolidated statements of operations.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
	(IN MILLIONS)
Net sales:
K-12 Publishing	$80.7	$69.6	$80.7	$69.6
College Publishing	18.3	21.0	18.3	21.0
Trade and Reference Publishing	26.0	27.0	26.0	27.0
Other	14.1	15.2	14.1	15.2

Total net sales	139.0	132.8	139.0	132.8
Cost of sales excluding pre-publication and publishing rights amortization	82.3	78.2	82.3	78.2
Pre-publication and publishing rights amortization	43.6	36.8	43.6	36.8

Cost of sales	125.9	115.0	125.9	115.0
Selling and administrative	125.6	132.2	125.6	132.2
Other intangible asset amortization	1.2	0.2	1.2	0.2

Operating loss	(113.7)	(114.7)	(113.7)	(114.7)
Net interest expense	(28.8)	(27.8)	(24.3)	(27.8)
Debt extinguishment costs	—	(48.4)	—	(48.4)

Loss from continuing operations before taxes	(142.5)	(190.9)	(137.9)	(190.9)
Income tax benefit	(52.0)	(70.2)	(50.8)	(70.2)

Loss from continuing operations	(90.5)	(120.6)	(87.2)	(120.6)
Loss from discontinued operations	—	(1.2)	—	(1.2)

Net loss	$(90.5)	$(121.9)	(87.2)	$(121.9)

	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100.0%	100%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	59.2	58.9	59.2	58.9
Pre-publication and publishing rights amortization	31.4	27.7	31.4	27.7

Cost of sales	90.6	86.6	90.6	86.6
Selling and administrative	90.3	99.5	90.3	99.5
Other intangible asset amortization	0.9	0.2	0.9	0.2

Operating loss	(81.8)	(86.3)	(81.8)	(86.3)
Net interest expense	(20.7)	(20.9)	(17.5)	(20.9)
Debt extinguishment costs	—	(36.5)	—	(36.5)
Income tax benefit	(37.4)	(52.9)	(36.5)	(52.9)

Loss from continuing operations	(65.1)	(90.8)	(62.7)	(90.8)
Loss from discontinued operations	—	(0.9)	—	(0.9)

Net loss	(65.1)%	(91.7)%	(62.7)%	(91.7)%

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net Sales

The Company’s net sales for the quarter ended March 31, 2004 increased $6.2 million, or 4.7%, to $139.0 million from $132.8 million in the first quarter of 2003.

K-12 Publishing. The K-12 Publishing segment’s net sales in the first quarter of 2004 increased $11.1 million, or 15.9%, to $80.7 million from net sales of $69.6 million in the first quarter of 2003. Approximately $3.8 million or one-third of the increase is attributed to revenue contributions from the acquisitions of Edusoft and CCI completed in the fourth quarter of 2003. The remainder of the increase was primarily due to the strength of early reading orders from California contributing $5.6 million, and increased sales of the Houghton Mifflin Leveled Readers’ program.

College Publishing. The College Publishing segment’s net sales in the first quarter of 2004 decreased $2.7 million, or 12.7%, to $18.3 million from $21.0 million in the first quarter of 2003. The decrease in net sales was primarily due to lower bookstore reorders in January.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the first quarter of 2004 decreased $1.0 million, or 4.0%, to $26.0 million from $27.0 million in the first quarter of 2003. The decrease was due to lower royalty income from licensed products.

Other. The Other segment’s net sales in the first quarter of 2004 decreased $1.1 million, or 7.2%, to $14.1 million from $15.2 million in the first quarter of 2003. The decrease was due to lower test volume at Promissor during the first quarter of 2004 in comparison to 2003.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the first quarter of 2004 increased $4.1 million, or 5.2%, to $82.3 million from $78.2 million in the first quarter of 2003. Contributing to the increased cost of sales were product costs of $2.8 million attributable to higher net sales and increased editorial costs of $4.3 million partially offset by the $4.4 million inventory step up charge in 2003 as a result of the acquisition of Houghton Mifflin by Holdings in December 2002 (the “Acquisition”). The increased editorial costs included $1.7 million of incremental expenditures from businesses acquired at the end of 2003 with the balance attributable to new product development within existing divisions. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales increased to 59.2% in the first quarter of 2004 from 58.9% in the first quarter of 2003.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the first quarter of 2004 increased $6.8 million, or 18.6%, to $43.6 million from $36.8 million in the first quarter of 2003. The increase is attributable to higher pre-publication cost amortization of $11.3 million partially offset by lower publishing rights amortization of $4.5 million. Both are the result of fair valuing these assets at the Acquisition date. Pre-publication and publishing rights amortization increased as a percentage of net sales to 31.4% in the first quarter of 2004 from 27.7% in the first quarter of 2003.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the first quarter of 2004 decreased $6.6 million, or 5.0%, to $125.6 million from $132.2 million in the first quarter of 2003. The decrease is primarily due to retention expense of $12.4 million in 2003 versus $0.7 million in 2004 partially offset by incremental costs of $3.6 million due to the acquisitions of Edusoft and CCI and slightly higher corporate costs reflective of fully staffed departments, which had been added gradually in 2003, to operate as a stand-alone business. Selling and administrative expenses decreased as a percentage of net sales to 90.3% in the first quarter of 2004 from 99.5% in the first quarter of 2003 due primarily to the reduced retention costs.

Operating Loss

The Company’s operating loss for the three months ended March 31, 2004 decreased $1.0 million to $113.7 million from an operating loss of $114.7 million for the same period in 2003.

K-12 Publishing. The K-12 Publishing segment’s operating loss for the three months ended March 31, 2004 decreased $7.2 million to $79.5 million from a loss of $86.7 million for the same period in 2003. The decrease in the operating loss was due to higher sales, lower retention costs, and lower publishing rights amortization, partially offset by higher manufacturing costs attributable to increased net sales, higher pre-publication amortization, and higher editorial costs.

College Publishing. The College Publishing segment’s operating loss in the first quarter of 2004 increased $1.8 million to $25.5 million from a loss of $23.7 million in 2003. The increase in operating loss was mainly due to lower net sales and higher pre-publication amortization, partially offset by lower publishing rights amortization and lower employee retention costs.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss increased $2.7 million to $4.2 million from an operating loss of $1.5 million for the first quarter of 2003. The increase in operating loss was mainly due to lower net sales, higher pre-publication amortization, and higher publishing rights amortization, partially offset by lower retention costs.

Other. The Other segment’s operating loss increased $1.6 million to $4.4 million from a loss of $2.8 million in the first quarter of 2003. The increase in operating loss was due primarily to comparably lower sales.

Net Interest Expense

Publishing’s consolidated net interest expense in the first quarter of 2004 increased $1.0 million, or 3.7%, to $28.8 million from $27.8 million in the first quarter of 2003. This increase is attributable to incremental interest expenses from the October 2003 issuance of $265.0 million of 11.50% senior discount notes partially offset by a gain recognized from the termination of interest rate swaps.

Houghton Mifflin’s net interest expense in the first quarter of 2004 decreased $3.5 million, or 12.7%, to $24.3 million from $27.8 million in the first quarter of 2003 primarily due to the gain recognized from the termination of the interest rate swaps.

Debt Extinguishment Charge

In the first quarter of 2003, the Company recorded a $48.4 million debt extinguishment charge related the refinancing of its then existing debt structure including the tendering of senior notes due in 2004 and 2006, respectively, and the repayment of the bridge and term loans used to finance the Acquisition.

Income Taxes

Income tax benefit in the first quarter of 2004 decreased $18.2 million, or 25.9%, to $52.0 million from $70.2 million in the first quarter of 2003. This decrease was due to the lower loss from continuing operations in 2004 compared to 2003.

Houghton Mifflin’s income tax benefit in the first quarter of 2004 decreased $19.5 million, or 27.7%, to $50.8 million from $70.2 million in the first quarter of 2003. This decrease was also due to the lower loss from continuing operations in 2004 compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our sales seasonality affects our operating cash flow. We normally incur a net cash deficit from all of our activities through the middle of the third quarter of the year. We currently fund such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under our revolving senior credit facility.

Operating Activities

The Company’s use of net cash in continuing operating activities was $94.1 million in the first three months of 2004, a $22.0 million increase from the $72.1 million of cash used in operating activities during the first three months of 2003. The increase in cash interest payments of $29.0 million, and slight increase in working capital more than offset the $16.6 million of debt extinguishment costs incurred as part of the refinancing undertaken in the first quarter of 2003. In the first quarter of 2003, no interest payment was required on the Senior and Senior Subordinated Notes (as defined below).

Investing Activities

The Company’s use of net cash in continuing investing activities was $26.0 million for the three months ended March 31, 2004, a decrease of $7.6 million from the $33.6 million used in the same period in 2003. This is primarily due to lower pre-publication cost expenditures in the first quarter of 2004 compared to 2003 due to the planned product development schedule having capital requirements occurring later in the year partially offset by higher expenditures mainly due to back-office systems initiatives.

Financing Activities

The Company’s net cash provided by continuing financing activities decreased by $72.0 million for the period ended March 31, 2004 compared to the same period in 2003. During the first quarter of 2003, Houghton Mifflin issued the $1.0 billion of Senior and Senior Subordinated Notes (as defined below), net of borrowing costs and repaid $899.0 million of long-term debt including $774.0 million of bridge and term loan financing instruments used to fund the Acquisition as well as $125.0 million of senior notes due 2006. The Company also incurred $5.9 million of transaction related costs associated with the Acquisition paid on behalf of Holdings.

Debt

The Company’s primary source of liquidity will continue to be cash flow generated from operations. We will also have available funds under the $325.0 million Revolver (as defined below), subject to certain covenants and borrowing base limitations. We expect that our primary liquidity requirements will be for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

In connection with the Acquisition, we have incurred substantial amounts of debt. Interest payments on this indebtedness have significantly increased our funding requirements. In addition, on October 3, 2003 Publishing sold $265.0 million of 11.50% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating net proceeds of $145.2 million, in a private placement. The net proceeds from this offering were ultimately distributed to Holdings’ equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of Houghton Mifflin. Publishing conducts all of its business through Houghton Mifflin, a wholly owned subsidiary, and its only operating asset. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes.

Houghton Mifflin’s $325.0 million senior secured revolving credit facility (the “Revolver”) and $600.0 million 8.25% senior notes maturing on February 1, 2011 (the “Senior Notes”) and $400.0 million 9.875% senior subordinated notes maturing on February 1, 2013 (the “Senior Subordinated Notes,” together with the Senior Notes, the “Senior and Senior Subordinated Notes”) include various financial covenants including certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the credit agreement or indentures governing such debt instruments. The agreements also contain customary covenants, including limitations on the Houghton Mifflin’s ability to incur debt or execute restricted payments, including dividends, make investments, or sell assets, and definitions of events of default. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital expenditures for 2004. For 2004, the Revolver requires the total leverage ratio to be no greater than 5.10:1; the senior leverage ratio to be no greater than 3.50:1; the interest coverage ratio to be not less than 2.10:1; and that consolidated capital expenditures not exceed $184 million. Under the indentures governing Houghton Mifflin’s Senior and Senior Subordinated Notes, the primary covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA. The fixed charge coverage ratio is required to be at least 2.0:1.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the twelve months ended March 31, 2004.

We believe that based on current and anticipated levels of operating performance and conditions in our industries and markets, cash on hand and cash flow from operations, together with availability under the Revolver, will be adequate for the foreseeable future to make required payments of interest on our debt, including the notes, and fund our working capital and capital expenditure requirements. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available to us.

RISK FACTORS

You should carefully consider the risk factors discussed in our Safe Harbor Statement set forth previously in this document as well as the other factors detailed from time to time in the Company’s filings with the SEC. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Our primary exposure following consummation of the acquisition of Houghton Mifflin by Holdings in December 2002 and the subsequent financings to complete the acquisition includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate (“LIBOR”) or prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. Up to $325.0 million of floating-rate borrowings are available under the revolving senior credit facility subject to borrowing base limitations. As of and for the three months ended March 31, 2004, there were no borrowings drawn under the revolving senior credit facility.

We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy we will not enter into derivative or other financial investments for trading or speculative purposes. In March 2004, Houghton Mifflin exited its existing interest rate swap agreements and recorded a gain on termination of $3.9 million. Neither Publishing or Houghton Mifflin held any derivative instruments or engaged in any other hedging activities as of and for the three months ended March 31, 2004 and 2003.

In April 2004, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreements effectively convert $200.0 million of Houghton Mifflin’s 8.25% fixed rate debt to a floating rate. These swap agreements do not qualify for hedge accounting and accordingly changes in the fair value of these swaps will be recorded as interest income or expense in the consolidated statement of operations in future periods.

Most of our sales are denominated in U.S. dollars; thus our financial results are not subject to any material foreign currency exchange risks. A 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material impact on our results of operations.

Off –Balance Sheet Transactions

We do not have any off-balance-sheet financial instruments and we are not party to any off-balance-sheet transactions.

ITEM 4. CONTROLS AND PROCEDURES

a. The Chief Executive Officer and Chief Financial Officer of each Registrant conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. Based upon that evaluation such officers concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of both Registrants are effective to ensure that information is gathered, analyzed, and disclosed on a timely basis.

b. During the last fiscal quarter, there were no significant changes in either Registrant’s internal controls or in other factors that have materially affected or is reasonably likely to materially affect the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

EXHIBIT NUMBER	DESCRIPTION

10.1	2004 Management Incentive Compensation Plan

31.1	Certification by Anthony Lucki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Stephen Richards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following Current Reports on Form 8-K were filed or furnished with the SEC:

Current Report on Form 8-K dated March 4, 2004, reporting financial results for the fourth quarter of 2003.

Current Report on Form 8-K/A dated March 4, 2004, correcting an error in the press release announcing the financial results for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HM PUBLISHING CORP. HOUGHTON MIFFLIN COMPANY (Registrants)

/s/ ANTHONY LUCKI
President and Chief Executive Officer

/s/ STEPHEN RICHARDS
Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Chief Accounting Officer)

Date: May 14, 2004