Form 10-Q
period 2004-06-30
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2004-08-13
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares outstanding of HM Publishing Corp.’s common stock as of August 13, 2004 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of August 13, 2004 was 1,000 shares.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	JUNE 30, 2004	DECEMBER 31, 2003	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,911	$159,093	$23,911	$159,093
Accounts receivable, less allowance for bad debts and book returns of $23,776 at June 30, 2004 and $33,988 at December 31, 2003	254,601	194,932	254,601	194,932
Inventories	186,337	162,130	186,337	162,130
Deferred income taxes	78,031	62,941	78,031	62,941
Prepaid expenses and other current assets	18,147	27,761	18,147	27,761

TOTAL CURRENT ASSETS	561,027	606,857	561,027	606,857

Property, plant, and equipment, net	106,246	107,990	106,246	107,990
Pre-publication costs, net	125,147	107,674	125,147	107,674
Royalty advances to authors, net of allowance of $41,285 at June 30, 2004 and $38,949 at December 31, 2003	32,558	28,814	32,558	28,814
Goodwill	627,220	646,809	627,220	646,809
Other intangible assets, net	784,622	850,709	784,622	850,709
Other assets and long-term receivables	81,400	92,310	75,681	86,533

TOTAL ASSETS	$2,318,220	$2,441,163	$2,312,501	$2,435,386

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$161	$1,039	$161	$1,039
Short-term borrowings	50,000	—	50,000	—
Accounts payable	79,347	74,786	79,347	74,786
Due to parent	4,364	4,619	5,020	5,524
Royalties payable	39,165	62,341	39,165	62,341
Salaries, wages, and commissions	27,602	60,430	27,602	60,430
Interest payable	40,306	40,242	40,306	40,242
Restructuring accrual	9,036	12,022	9,036	12,022
Other	77,097	68,475	75,977	67,345

TOTAL CURRENT LIABILITIES	327,078	323,954	326,614	323,729

Long-term debt	1,299,537	1,289,684	1,135,477	1,134,449
Royalties payable	3,684	3,443	3,684	3,443
Accrued pension benefits	73,041	71,011	73,041	71,011
Accrued postretirement benefits	53,198	54,781	53,198	54,781
Deferred income taxes	231,489	273,973	235,957	275,394
Other	32,556	28,343	32,556	28,343

TOTAL LIABILITIES	2,020,583	2,045,189	1,860,527	1,891,150

COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(173,514)	(74,662)	(164,420)	(71,643)
Other comprehensive income	1,394	879	1,394	879

TOTAL STOCKHOLDER’S EQUITY	297,637	395,974	451,974	544,236

	$2,318,220	$2,441,163	$2,312,501	$2,435,386

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
NET SALES	$334,089	$361,317	$473,135	$494,140

COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	137,208	142,311	219,505	220,540
Pre-publication and publishing rights amortization	44,533	41,116	88,168	77,923

Cost of sales	181,741	183,427	307,673	298,463
Selling and administrative	127,882	134,280	253,473	266,475
Other intangible asset amortization	1,040	249	2,248	498

	310,663	317,956	563,394	565,436

OPERATING INCOME (LOSS)	23,426	43,361	(90,259)	(71,296)

OTHER INCOME (EXPENSE)
Net interest	(37,016)	(28,799)	(65,845)	(56,604)
Debt extinguishment costs	—	—	—	(48,427)
Other income	160	—	184	18

	(36,856)	(28,799)	(65,661)	(105,013)

Income (loss) from continuing operations before income taxes	(13,430)	14,562	(155,920)	(176,309)
Income tax provision (benefit)	(5,032)	5,366	(57,068)	(64,874)

Income (loss) from continuing operations	(8,398)	9,196	(98,852)	(111,435)
Loss from discontinued operations, net of tax	—	—	—	(1,221)

NET INCOME (LOSS)	$(8,398)	$9,196	$(98,852)	$(112,656)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
NET SALES	$334,089	$361,317	$473,135	$494,140
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	137,208	142,311	219,505	220,540
Pre-publication and publishing rights amortization	44,533	41,116	88,168	77,923

Cost of sales	181,741	183,427	307,673	298,463
Selling and administrative	127,882	134,280	253,473	266,475
Other intangible asset amortization	1,040	249	2,248	498

	310,663	317,956	563,394	565,436

OPERATING INCOME (LOSS)	23,426	43,361	(90,259)	(71,296)

OTHER INCOME (EXPENSE)
Net interest	(32,455)	(28,799)	(56,724)	(56,604)
Debt extinguishment costs	—	—	—	(48,427)
Other income	160	—	184	18

	(32,295)	(28,799)	(56,540)	(105,013)

Income (loss) from continuing operations before income taxes	(8,869)	14,562	(146,799)	(176,309)
Income tax provision (benefit)	(3,264)	5,366	(54,022)	(64,874)

Income (loss) from continuing operations	(5,605)	9,196	(92,777)	(111,435)
Loss from discontinued operations, net of tax	—	—	—	(1,221)

NET INCOME (LOSS)	$(5,605)	$9,196	$(92,777)	$(112,656)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss from continuing operations	$(98,852)	$(111,435)	$(92,777)	$(111,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, deferred financing fees, and debt extinguishment costs	5,290	33,776	4,993	33,776
Non-cash interest expense	13,051	—	4,226	—
Depreciation and amortization expense	107,194	93,725	107,194	93,725

Changes in operating assets and liabilities:
Accounts receivable	(59,598)	(94,983)	(59,598)	(94,983)
Inventories	(24,172)	(24,598)	(24,172)	(24,598)
Accounts payable	4,497	20,373	4,497	20,373
Royalties, net	(26,679)	(27,272)	(26,679)	(27,272)
Deferred and income taxes payable	(57,570)	(60,125)	(54,523)	(60,125)
Interest payable	64	34,040	64	34,040
Other, net	(10,363)	14,455	(10,363)	14,455

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(147,138)	(122,044)	(147,138)	(122,044)
NET CASH USED IN DISCONTINUED ACTIVITIES	—	(1,247)	—	(1,247)

NET CASH USED IN OPERATING ACTIVITIES	(147,138)	(123,291)	(147,138)	(123,291)

CASH FLOWS USED IN CONTINUING INVESTING ACTIVITIES

Pre-publication expenditures	(40,851)	(56,418)	(40,851)	(56,418)
Property, plant, and equipment expenditures	(15,894)	(12,189)	(15,894)	(12,189)
Purchase price adjustment received from Vivendi Universal S.A.	19,500	—	19,500	—
Business acquisitions	89	(79)	89	(79)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(37,156)	(68,686)	(37,156)	(68,686)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	—	250	—	250

NET CASH USED IN INVESTING ACTIVITIES	$(37,156)	$(68,436)	$(37,156)	$(68,436)

CASH FLOWS PROVIDED BY CONTINUING FINANCING ACTIVITIES
Transaction costs paid on behalf of parent	$—	$(12,096)	$—	$(12,096)
Borrowings under revolving credit facility	50,000	73,000	50,000	73,000
Proceeds from the issuance of long-term financing, net of financing costs	—	975,953	—	975,953
Payment of long-term financing	(907)	(899,136)	(907)	(899,136)

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	49,093	137,721	49,093	137,721

Decrease in cash and cash equivalents	(135,201)	(54,006)	(135,201)	(54,006)
Effects of exchange rate changes on cash balances	19	—	19	—
Cash and cash equivalents at beginning of period	159,093	77,797	159,093	77,797

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,911	$23,791	$23,911	$23,791

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,926	$3,716	$1,926	$3,716
Interest paid	$47,219	$17,583	$47,219	$17,583

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

THE COMPANY

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”) include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited consolidated financial statements present Publishing and Houghton Mifflin as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and for the three and six month periods ended June 30, 2003. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

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

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2003 included in Publishing’s Registration Statement on Form S-4 (File No. 333-110720) filed on April 22, 2004, and Houghton Mifflin’s Form 10-K for the year ended December 31, 2003 filed on March 30, 2004. All adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

Results of the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2004 interim financial statements.

DISPOSALS

On April 1, 2003, Houghton Mifflin sold 100% of the outstanding shares of Curriculum Advantage, Inc. (“Curriculum Advantage”) for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The accompanying unaudited consolidated financial statements present Curriculum Advantage in discontinued operations through closing on April 1, 2003 and reflect the cash proceeds received at closing as net cash provided by discontinued investing activities for the six months ended June 30, 2003.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the FASB revised the Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures, including information about plan assets and the benefits expected to be paid and contributions expected to be made in future years. The additional disclosure requirements are effective for U.S. plans in 2003 financial statements and for non-U.S. plans in 2004 financial statements. The Company adopted the additional disclosures of the SFAS in the first quarter of 2004.

In May 2004, the FASB issued Financial Staff Position (“FSP”) SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP addresses the accounting and disclosure resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was enacted on December 8, 2003. The Medicare Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. The FSP requires an employer that provides postretirement drug coverage which is actuarially equivalent to the Medicare prescription drug benefit to recognize the effects of the Medicare Act on its accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit costs. The Company adopted the FSP beginning in July 2004. Management evaluated the impact of the FSP on its consolidated financial statements and determined that the impact of adopting the FSP is not material to the consolidated results of operations.

(3) INVENTORY

Inventories, net of applicable reserves, consist of the following:

	JUNE 30, 2004	DECEMBER 31, 2003
Finished goods	$176,398	$153,618
Raw materials	9,939	8,512

	$186,337	$162,130

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(4) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	JUNE 30, 2004		DECEMBER 31, 2003
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$627,220	$—	$646,809	$—
Publication rights	691,722	209,026	691,722	145,188
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	15,343	3,617	15,343	1,368

	$1,624,485	$212,643	$1,644,074	$146,556

The Company recorded amortization expense for its amortizable intangible assets of $33.1 million and $36.6 million for the three months ended June 30, 2004 and 2003, respectively, and $66.1 million and $73.1 million for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense related to the Company’s intangible assets, excluding the $66.1 million amortization recorded through June 30, 2004, is as follows:

YEAR ENDED DECEMBER 31,	PUBLICATION RIGHTS	CUSTOMER RELATED AND OTHER
2004	$63,839	$2,304
2005	98,829	4,413
2006	78,431	2,888
2007	60,109	469
2008	47,227	388
Thereafter	134,261	1,264

The changes in the carrying amount of goodwill for each of the Company’s reporting segments for the six months ended June 30, 2004 were:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	TOTAL
Balance at December 31, 2003	$457,881	$143,516	$3,910	$41,502	$646,809
Purchase accounting adjustments on prior period acquisitions	(13,453)	(4,583)	(227)	(1,326)	(19,589)

Balance at June 30, 2004	$444,428	$138,933	$3,683	$40,176	$627,220

Adjustments in the six months ended June 30, 2004 were related to a purchase price adjustment from Vivendi Universal S.A. of $19.5 million and for professional fees associated with the acquisition of Edusoft in the fourth quarter of 2003.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(5) DEBT AND BORROWING AGREEMENTS

Long term debt consists of the following:

	JUNE 30, 2004	DECEMBER 31, 2003
$150,000 of 7.20% senior secured notes due March 15, 2011	$138,085	$137,200
$600,000 of 8.25% senior unsecured notes due February 1, 2011	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013	397,348	397,166
Senior secured revolving credit facility	50,000	—
Other	205	1,122

	1,185,638	1,135,488
Less: current portion of long term debt and revolver borrowing	50,161	1,039

Consolidated Houghton Mifflin Company	$1,135,477	$1,134,449

$265,000 of 11.50% senior discount notes due October 15, 2013	164,060	155,235

Consolidated HM Publishing Corp.	$1,299,537	$1,289,684

Houghton Mifflin maintains a $325.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. At June 30, 2004, Houghton Mifflin had borrowed $50.0 million under this facility.

On October 3, 2003 Publishing sold $265.0 million of 11.50% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating net proceeds of $145.2 million in a private placement. The net proceeds from this offering were ultimately distributed to Holdings’ equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of Houghton Mifflin. Publishing conducts all of its business through Houghton Mifflin, a wholly owned subsidiary and its only operating asset. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes.

On January 30, 2003, Houghton Mifflin issued $600.0 million of 8.25% senior notes that mature on February 1, 2011 (the “Senior Notes”) and $400.0 million of 9.875% senior subordinated notes that mature on February 1, 2013 (the “Senior Subordinated Notes,” together with the Senior Notes, the “Senior and Senior Subordinated Notes”). The net proceeds from these notes were used to repay previously existing long-term debt instruments including senior secured notes due in 2004 and 2006 and the bridge and term loans used to finance the acquisition of Houghton Mifflin by Holdings (the “Acquisition”) in December 2002. A debt extinguishment charge of approximately $48.4 million was recognized in the first quarter of 2003 as a result of this refinancing.

Houghton Mifflin’s Revolver and Senior and Senior Subordinated Notes include various financial covenants including certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the credit agreement or indentures governing such debt instruments. These agreements also contain customary covenants, including limitations on the Houghton Mifflin’s ability to incur debt or execute restricted payments, including dividends, make investments, or sell assets, and definitions of events of default. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

consolidated capital expenditures for 2004. For 2004, the Revolver requires the total leverage ratio to be no greater than 5.10:1; the senior leverage ratio to be no greater than 3.50:1; the interest coverage ratio to be not less than 2.10:1; and that consolidated capital expenditures not exceed $184 million. Under the indentures governing Houghton Mifflin’s Senior and Senior Subordinated Notes, the primary covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA. The fixed charge coverage ratio is required to be at least 2.0:1.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

During December 2003, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreements effectively converted $200.0 million of Houghton Mifflin’s debt from a fixed rate to a floating rate in connection with its ongoing debt management strategy. These swap agreements did not qualify for hedge accounting and accordingly changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. During March 2004, Houghton Mifflin terminated these swap agreements and recorded $3.9 million of interest income.

In April 2004, Houghton Mifflin entered into new interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreements effectively convert $200.0 million of Houghton Mifflin’s 8.25% fixed rate debt to a floating rate. These swap agreements do not qualify for hedge accounting and accordingly changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. Houghton Mifflin recorded $4.2 million of interest expense related to these agreements in the quarter ended June 30, 2004.

The fair values of the Company’s fixed rate borrowings are based on estimated market prices. Fair values of the Company’s interest rate swaps are based on current settlement values. The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments as of June 30, 2004 were as follows:

	NOTIONAL AMOUNT	FAIR VALUE
8.25% Fixed rate unsecured notes	$200,000	$201,000
Interest rate swap—liability		$4,226

The fair value of the interest rate swaps represent the estimated amount the Company would have paid upon termination of these agreements at June 30, 2004.

(7) RESTRUCTURING

The following table sets forth the activity in restructuring reserves for the six months ended June 30, 2004.

	FACILITIES	WORK-FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2003	$2,521	$11,100	$359	$13,980
Utilization	(446)	(2,540)	—	(2,986)

Balance as of June 30, 2004	$2,075	$8,560	$359	$10,994

As of June 30, 2004, $9.0 million is current and $2.0 million of the restructuring reserve is considered long-term. Houghton Mifflin expects to substantially complete its restructuring activities by the end of 2004 and incur

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

the majority of the work-force related and other expenses by December 31, 2004, with certain facilities related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date.

In July 2004, the Company’s professional testing division, Promissor, decided to consolidate certain back office functions, which resulted in the closure of several offices and the involuntary termination of approximately 30 employees. In connection with this restructuring, the Company will record a charge of approximately $2.0 million in the third quarter.

(8) COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the Company was primarily computed as the sum of the Company’s net income (loss) and changes in cumulative translation adjustment. The following table sets forth the calculation of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income (loss)	$(8,398)	$9,196	$(98,852)	$(112,656)
Change in cumulative translation adjustment	(234)	343	515	241

Comprehensive income (loss)	$(8,632)	$9,539	$(98,337)	$(112,415)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income (loss)	$(5,605)	$9,196	$(92,777)	$(112,656)
Change in cumulative translation adjustment	(234)	343	515	241

Comprehensive income (loss)	$(5,839)	$9,539	$(92,262)	$(112,415)

(9) STOCK-BASED COMPENSATION

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan (the “Plan”) provides for the grant of options to purchase Holding’s Class A Common Stock. The board of directors of Holdings administers the Plan and may, from time to time, grant option awards to directors and employees of the Company. The Plan is accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. Houghton Mifflin elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” for fixed stock-based awards to employees.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

The fair value of stock options granted during the period ended June 30, 2004 was $0.2 million on the date of grant using the Black Scholes option pricing model with the following assumptions: fair value of $100 per share, expected dividend yield of 0.00%, average risk-free interest rate of 2.8%, expected volatility of 35%, and an expected life of approximately 5 years.

Stock option activity during the period was as follows:

	NUMBER OF SHARES	EXERCISE PRICE/SHARE
Balance at December 31, 2003	75.9	$100
Granted	5.3	$100
Forfeited	(6.7)	$100

Balance at June 30, 2004	74.5	$100

The following table illustrates the effect on net loss as if the Company had determined compensation cost, based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(8,398)	$9,196	$(98,852)	$(112,656)
Deduct: stock compensation expense, net of related tax effects	(86)	—	(179)	—

Pro forma net income (loss)	$(8,484)	$9,196	$(99,031)	$(112,656)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(5,605)	$9,196	$(92,777)	$(112,656)
Deduct: stock compensation expense, net of related tax effects	(86)	—	(179)	—

Pro forma net income (loss)	$(5,691)	$9,196	$(92,956)	$(112,656)

(10) SEGMENT AND RELATED INFORMATION

The Company evaluates the performance of its segments based on the profit and loss from operations before interest income and expense and income taxes.

Summarized financial information concerning Houghton Mifflin’s reportable segments is shown in the following tables. The Other segment includes Promissor and unallocated corporate-related items. Substantially all of the Company’s revenues are derived in the United States.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

THREE MONTHS ENDED JUNE 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2004
Net sales from external customers	$247,360	$33,882	$33,568	$19,279	$334,089
Segment operating income (loss)	35,286	(12,332)	(469)	941	23,426

2003
Net sales from external customers	$280,272	$32,940	$30,163	$17,942	$361,317
Segment operating income (loss)	59,692	(14,390)	(1,945)	4	43,361

SIX MONTHS ENDED JUNE 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2004
Net sales from external customers	$328,034	$52,173	$59,527	$33,401	$473,135
Segment operating loss	(44,262)	(37,843)	(4,699)	(3,455)	(90,259)

2003
Net sales from external customers	$349,895	$53,889	$57,196	$33,160	$494,140
Segment operating loss	(27,001)	(38,077)	(3,458)	(2,760)	(71,296)

Reconciliation of segment operating losses to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Total income (loss) from reportable segments	$23,426	$43,361	$(90,259)	$(71,296)
Unallocated expense:
Interest expense	(37,016)	(28,799)	(65,845)	(56,604)
Debt extinguishment	—	—	—	(48,427)
Other	160	—	184	18

Income (loss) from continuing operations before taxes	$(13,430)	$14,562	$(155,920)	$(176,309)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Total income (loss) from reportable segments	$23,426	$43,361	$(90,259)	$(71,296)
Unallocated expense:
Interest expense	(32,455)	(28,799)	(56,724)	(56,604)
Debt extinguishment	—	—	—	(48,427)
Other	160	—	184	18

Income (loss) from continuing operations before taxes	$(8,869)	$14,562	$(146,799)	$(176,309)

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(11) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Houghton Mifflin has a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers substantially all employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Retirement Plan’s assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. Houghton Mifflin also has a nonqualified defined benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit as determined by the Internal Revenue Service. The nonqualified plan accrues benefits for the executive officers based on pay and length of service. Benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded.

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

The following table summarizes the components of net periodic cost of the Houghton Mifflin’s plans as of and for the six month period ended June 30, 2004 and 2003:

COMPONENTS OF NET PERIODIC COST

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Service cost	$4,969	$4,533	$548	$485
Interest cost	5,635	5,428	1,589	1,610
Expected return on plan assets	(4,279)	(3,453)	—	—
Amortization of prior service cost	346	—	—	—

Net periodic benefit cost	$6,671	$6,508	$2,137	$2,095

In the third quarter of 2004, the Company will record a charge of approximately $0.9 million related to special termination benefits paid to certain terminated employees who were participants in the nonqualified defined benefit plans.

EMPLOYER CONTRIBUTIONS

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $14.0 million to its pension plans in 2004. As of June 30, 2004, $1.0 million has been contributed to the plans.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(12) COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $25.3 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $18.2 million of letters of credit existed at June 30, 2004, $15.7 million of which backed performance and surety bonds. Under the terms of the Revolver (see Note 5), outstanding letters of credit are deducted from the remaining unused borrowing capacity.

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

(13) RELATED PARTIES

DEFERRED COMPENSATION PLAN OF HOLDINGS

In January 2003, Holdings established a Deferred Compensation Plan. The Deferred Compensation Plan was offered to selected top executives and key employees of Houghton Mifflin, allowing the employees to defer receipt of all or a portion of their retention agreement payments in exchange for an interest in the common stock of Holdings. Approximately 30 Houghton Mifflin employees participate in the Deferred Compensation Plan and have deferred an aggregate $4.3 million of payments due pursuant to their respective retention agreements. The deferred compensation is included on the consolidated balance sheet of both Publishing and Houghton Mifflin within the “Due to parent” balance at June 30, 2004.

MANAGEMENT AGREEMENT

Houghton Mifflin has entered into a management agreement with Holdings and its beneficial owners, Thomas H. Lee Partners, L.P. and its affiliates, Bain Capital, LLC and its affiliates, and The Blackstone Group and its affiliates (together, the “Sponsors”). The management agreement, entered into at the time of the Acquisition, requires Houghton Mifflin to pay the Sponsors an aggregate annual fee of $5.0 million per year, payable quarterly in advance, in consideration for ongoing consulting and management advisory services. In the case of future services provided in connection with any future acquisition, disposition, or financing transactions, the management agreement requires Houghton Mifflin to pay the Sponsors an aggregate fee of one percent of the gross transaction value. The agreement also requires Houghton Mifflin to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for, liabilities arising from, the management agreement, the Acquisition and any related transactions, their equity investment in Holdings, Houghton Mifflin’s operations, and the services they provide to Houghton Mifflin and Holdings. The management agreement terminates on December 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs, criterion-referenced testing, and the Iowa Tests of Basic Skills; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and the Company’s share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those that could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly-published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the success of Riverside’s entry into the scoring business and the criterion-referenced testing business; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that the Company’s well-known authors will depart and write for competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the SEC.

COMPANY OVERVIEW

The Company derives approximately 85% of its revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school and college year in September. Thus, we realize approximately 70% of consolidated net sales in these quarters.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year revenues. No single customer accounts for more than 10% of consolidated net sales. In management’s opinion, the loss of a single customer would not have a material adverse effect on the Company. Although the loss of a single customer or few customers would not have a material adverse effect on business, schedules of school adoptions and market acceptance of products can materially affect year-to-year revenue performance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

ACQUISITIONS AND DISPOSITIONS

On December 5, 2003, Houghton Mifflin acquired Edusoft, a San Francisco, California-based assessment platform provider for $37.0 million in cash subject to certain contractual post-closing adjustments. On October 14, 2003, Houghton Mifflin acquired Cognitive Concepts, Inc. (“CCI”), a provider of research-based supplemental education tools, for $12.8 million in cash. Houghton Mifflin has accounted for the Edusoft and CCI acquisitions as purchase transactions in accordance with Statement of Financial Accounting Standards SFAS No. 141, “Business Combinations.”

On April 1, 2003, Houghton Mifflin sold all of the outstanding shares of Curriculum Advantage for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The results from operations and from cash flows of Curriculum Advantage are reflected as discontinued operations in the accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2003.

BUSINESS SEGMENTS

All operations are conducted through Houghton Mifflin and its subsidiaries. Houghton Mifflin’s principal business is publishing. Operations are classified into four reporting segments.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In general, Houghton Mifflin presents products to schools and teachers by sending samples to teachers in a school market, which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, the Company may provide a variety of ancillary materials to purchasers at no cost. The Company also conducts training sessions within a school district that has purchased materials to help teachers learn to use the products effectively. These materials and services, usually called “implementation” and “in-service” training, are a cost of doing business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted FIN 46 during 2003 and adopted FIN 46R in the first quarter of 2004. The adoptions of FIN 46 and FIN 46R did not have any effect on the Company’s consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures, including information about plan assets and the benefits expected to be paid and contributions expected to be made in future years. The additional disclosure requirements are effective for U.S. plans in 2003 financial statements and for non-U.S. plans in 2004 financial statements. The Company adopted the additional disclosures of this SFAS in the first quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In May 2004, the FASB issued FSP SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP addresses the accounting and disclosure resulting from the Medicare Act, which was enacted on December 8, 2003. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. The FSP requires an employer that provides postretirement drug coverage which is actuarially equivalent to the Medicare prescription-drug benefit to recognize the effects of the Medicare Act on its APBO and net postretirement benefit costs. The Company adopted the FSP beginning in July 2004. Management evaluated the impact of the FSP on its consolidated financial statements and has determined that the impact of adopting the FSP is not material to the consolidated results of operations.

RESTRUCTURING

The following table sets forth the activity in restructuring reserves in the six months ended June 30, 2004.

	FACILITIES	WORK FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2003	$2,521	$11,100	$359	$13,980
Utilization	(446)	(2,540)	—	(2,986)

Balance as of June 30, 2004	$2,075	$8,560	$359	$10,994

Houghton Mifflin expects to substantially complete its restructuring activities by the end of 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating loss, and other information from unaudited consolidated statements of operations.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(IN MILLIONS)
Net sales:
K-12 Publishing	$247.4	$280.3	$328.0	$349.9
College Publishing	33.9	32.9	52.2	53.9
Trade and Reference Publishing	33.6	30.2	59.5	57.2
Other	19.3	17.9	33.4	33.2

Total net sales	334.1	361.3	473.1	494.1
Cost of sales excluding pre-publication and publishing rights amortization	137.2	142.3	219.5	220.5
Pre-publication and publishing rights amortization	44.5	41.1	88.2	77.9

Cost of sales	181.7	183.4	307.7	298.5
Selling and administrative	127.9	134.3	253.5	266.5
Other intangible asset amortization	1.0	0.2	2.2	0.5

Operating income (loss)	23.4	43.4	(90.3)	(71.3)
Net interest expense	(37.0)	(28.8)	(65.8)	(56.6)
Debt extinguishment costs	—	—	—	(48.4)
Other income	0.2	—	0.2	—

Income (loss) from continuing operations before taxes	(13.4)	14.6	(155.9)	(176.3)
Income tax provision (benefit)	(5.0)	5.4	(57.1)	(64.9)

Income (loss) from continuing operations	(8.4)	9.2	(98.9)	(111.4)
Loss from discontinued operations	—	—	—	(1.2)

Net income (loss)	$(8.4)	$9.2	$(98.9)	$(112.7)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	41.1	39.4	46.4	44.6
Pre-publication and publishing rights amortization	13.3	11.4	18.6	15.8

Cost of sales	54.4	50.8	65.0	60.4
Selling and administrative	38.3	37.2	53.6	53.9
Other intangible asset amortization	0.3	0.1	0.5	0.1

Operating income (loss)	7.0	11.9	(19.1)	(14.4)
Net interest expense	(11.1)	(8.0)	(13.9)	(11.5)
Debt extinguishment costs	—	—	—	(9.8)
Income tax provision (benefit)	(1.5)	1.5	(12.1)	(13.1)

Income (loss) from continuing operations	(2.6)	2.4	(20.9)	(22.6)
Loss from discontinued operations	—	—	—	(0.2)

Net income (loss)	(2.6)%	2.4%	(20.9)%	(22.8)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(IN MILLIONS)
Net sales:
K-12 Publishing	$247.4	$280.3	$328.0	$349.9
College Publishing	33.9	32.9	52.2	53.9
Trade and Reference Publishing	33.6	30.2	59.5	57.2
Other	19.3	17.9	33.4	33.2

Total net sales	334.1	361.3	473.1	494.1
Cost of sales excluding pre-publication and publishing rights amortization	137.2	142.3	219.5	220.5
Pre-publication and publishing rights amortization	44.5	41.1	88.2	77.9

Cost of sales	181.7	183.4	307.7	298.5
Selling and administrative	127.9	134.3	253.5	266.5
Other intangible asset amortization	1.0	0.2	2.2	0.5

Operating income (loss)	23.4	43.4	(90.3)	(71.3)
Net interest expense	(32.5)	(28.8)	(56.7)	(56.6)
Debt extinguishment costs	—	—	—	(48.4)
Other income	0.2	—	0.2	—

Income (loss) from continuing operations before taxes	(8.9)	14.6	(146.8)	(176.3)
Income tax provision (benefit)	(3.3)	5.4	(54.0)	(64.9)

Income (loss) from continuing operations	(5.6)	9.2	(92.8)	(111.4)
Loss from discontinued operations	—	—	—	(1.2)

Net income (loss)	$(5.6)	$9.2	$(92.8)	$(112.7)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	41.1	39.4	46.4	44.6
Pre-publication and publishing rights amortization	13.3	11.4	18.6	15.8

Cost of sales	54.4	50.8	65.0	60.4
Selling and administrative	38.3	37.2	53.6	53.9
Other intangible asset amortization	0.3	0.1	0.5	0.1

Operating income (loss)	7.0	11.9	(19.1)	(14.4)
Net interest expense	(9.7)	(8.0)	(12.0)	(11.5)
Debt extinguishment costs	—	—	—	(9.8)
Income tax provision (benefit)	(1.0)	1.5	(11.4)	(13.1)

Income (loss) from continuing operations	(1.7)	2.4	(19.7)	(22.6)
Loss from discontinued operations	—	—	—	(0.2)

Net income (loss)	(1.7)%	2.4%	(19.7)%	(22.8)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Sales

The Company’s net sales for the quarter ended June 30, 2004 decreased $27.2 million, or 7.5%, to $334.1 million from $361.3 million in the second quarter of 2003.

K-12 Publishing. The K-12 Publishing segment’s net sales in the second quarter of 2004 decreased $32.9 million, or 11.7%, to $247.4 million from net sales of $280.3 million in the second quarter of 2003. The decrease was due to lower sales of California reading and Texas social studies in the elementary and secondary markets, respectively, in the second quarter of 2004 as compared to the same period in 2003. These decreases were partially offset by an increase in math sales in the secondary market, approximately $4.6 million of sales from businesses acquired in the fourth quarter of 2003, and higher sales in open territory states. Additionally, the impact of FASB Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting For Revenue Arrangements with Multiple Deliverables” resulted in the deferral of approximately $8.9 million of revenue in the second quarter of 2004. The Company adopted EITF 00-21 in July 2003.

College Publishing. The College Publishing segment’s net sales in the second quarter of 2004 increased $1.0 million, or 3.0%, to $33.9 million from $32.9 million in the second quarter of 2003. The modest increase in College net sales was consistent with industry growth.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the second quarter of 2004 increased $3.4 million, or 11.3%, to $33.6 million from $30.2 million in the second quarter of 2003. The increase was primarily due to an increase in backlist sales led by the Oprah Book Club selection of The Heart is a Lonely Hunter.

Other. The Other segment’s net sales in the second quarter of 2004 increased $1.4 million, or 7.8%, to $19.3 million from $17.9 million in the second quarter of 2003. The increase was due to higher sales from Promissor, the professional testing subsidiary, which reported an increase in real estate and other regulatory licensing as compared to the same period in 2003.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the second quarter of 2004 decreased $5.1 million, or 3.6%, to $137.2 million from $142.3 million in the second quarter of 2003. The decrease was due to lower implementation and manufacturing costs caused by lower net sales and the $4.4 million inventory step up charge in 2003 as a result of the Acquisition partially offset by higher editorial and production costs. Cost of sales excluding pre-publication and publishing rights amortization increased as a percentage of net sales to 41.1% in the second quarter of 2004 from 39.4% in the second quarter of 2003. The increase in cost of sales as a percentage of sales was due to higher editorial and production costs, which were attributable to new product development across all divisions, partially offset by lower implementation costs as a percentage of net sales.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the second quarter of 2004 increased $3.4 million, or 8.3%, to $44.5 million from $41.1 million in the second quarter of 2003. The increase is attributable to an increase in pre-publication and publishing rights amortization of $7.7 million over 2003 partially offset by lower publishing rights amortization of $4.3 million. Overall, due to lower net sales, pre-publication and publishing rights amortization increased as a percentage of net sales to 13.3% in the second quarter of 2004 from 11.4% in the second quarter of 2003.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the second quarter of 2004 decreased $6.4 million, or 4.8%, to $127.9 million from $134.3 million in the second quarter of 2003. The decrease is primarily due to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

employee retention expense of $8.7 million in 2003 compared to $0.9 million in 2004 and lower selling expenses in 2004 partially offset by incremental costs of $5.5 million due to the acquisitions of Edusoft and CCI. Selling and administrative expenses increased as a percentage of net sales to 38.3% in the second quarter of 2004 from 37.2% in the second quarter of 2003 due primarily to lower net sales in 2004 as compared to the same period in 2003.

Operating Income (Loss)

The Company’s operating income for the three months ended June 30, 2004 decreased $20.0 million, or 46.1%, to $23.4 million from income of $43.4 million for the same period in 2003.

K-12 Publishing. The K-12 Publishing segment’s operating income for the three months ended June 30, 2004 decreased $24.4 million, or 40.9%, to $35.3 million from $59.7 million for the same period in 2003. The decrease in operating income was due to lower net sales and higher pre-publication and publishing rights amortization partially offset by lower employee retention expense and the 2003 inventory step-up charge.

College Publishing. The College Publishing segment’s operating loss in the second quarter of 2004 decreased $2.1 million, or 14.6%, to $12.3 million from a loss of $14.4 million in 2003. The decrease in operating loss was due to lower employee retention charges in 2004.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss decreased $1.4 million, or 73.7%, to $0.5 million from an operating loss of $1.9 million for the second quarter of 2003. The decrease in operating loss was primarily due to higher net sales.

Other. The Other segment’s operating income increased to $0.9 million in the second quarter of 2004 from breakeven in the second quarter of 2003. The increase in operating income was primarily due to comparably higher sales.

Net Interest Expense

Publishing’s consolidated net interest expense in the second quarter of 2004 increased $8.2 million, or 28.5%, to $37.0 million from $28.8 million in the second quarter of 2003. This increase is attributable to incremental interest expenses from the October 2003 issuance of Senior Discount Notes and a non cash charge from the market-to-market adjustment on interest rate swaps.

Houghton Mifflin’s net interest expense in the second quarter of 2004 increased $3.7 million, or 12.9%, to $32.5 million from $28.8 million in the second quarter of 2003 due to the loss recognized from interest rate swaps.

Income Taxes

Publishing’s income tax benefit in the second quarter of 2004 increased $10.4 million, or 192.6%, to $5.0 million from a provision of $5.4 million in the second quarter of 2003. This increase was due to the decrease in income from continuing operations and higher net interest expense in the second quarter of 2004.

Houghton Mifflin’s income tax benefit in the second quarter of 2004 increased $8.7 million, or 161.1%, to $3.3 million from a provision of $5.4 million in the second quarter of 2003. This increase was due to the lower operating income and higher net interest expense in the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

We derive almost 85% of annual net sales from educational publishing in the K-12 and College segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in late August and early September. Thus, second quarter net sales represent almost three quarters of year-to-date sales, making second-quarter results material to six-month performance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Sales

Net sales for the six months ended June 30, 2004 decreased $21.0 million, or 4.3%, to $473.1 million from $494.1 million in the same period for 2003.

K-12 Publishing. The K-12 Publishing segment’s net sales for the six months ended June 30, 2004 decreased $21.9 million, or 6.3%, to $328.0 million from $349.9 million in the same period for 2003. The decrease was due to lower sales of California reading and Texas social studies in the elementary and secondary markets, respectively. These decreases were partially offset by an increase in math sales in the secondary market, approximately $8.5 million of sales from businesses acquired in the fourth quarter of 2003, and higher sales in open territory states. Additionally, the impact of EITF 00-21 resulted in the deferral of approximately $8.9 million of revenue in 2004.

College Publishing. The College Publishing segment’s net sales for the six months ended June 30, 2004 decreased $1.7 million, or 3.2%, to $52.2 million from $53.9 million in the same period for 2003. The decrease in net sales was due to lower orders of backlist titles in 2004 as compared to 2003.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales for the six months ended June 30, 2004 increased $2.3 million, or 4.0%, to $59.5 million from $57.2 million in the same period for 2003. The increase was due to higher sales of adult books, including The Heart is a Lonely Hunter, and children’s imprints, partially offset by a decrease in Tolkien sales and reference book sales as compared to 2003.

Other. The Other segment’s net sales for the six months ended June 30, 2004 increased $0.2 million, or 0.6%, to $33.4 million from $33.2 million in the same period for 2003.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

Cost of sales excluding pre-publication and publishing rights amortization for the six months ended June 30, 2004 decreased $1.0 million, or 0.5%, to $219.5 million from $220.5 million for the same period in 2003. The decrease was due to the $8.4 million inventory step up charge in 2003 as a result of the Acquisition and lower implementation costs, partially offset by higher editorial and production costs. Cost of sales increased as a percentage of net sales to 46.4% in the six months ended June 30, 2004 from 44.6% in the same period in 2003. The increase in cost of sales as a percentage of net sales was due to an increase in editorial and production as a percentage of net sales, which was attributable to new product development costs, partially offset by lower implementation costs as a percentage of net sales.

Pre-publication and Publishing Rights Amortization

Pre-publication and publishing rights amortization for the six months ended June 30, 2004 increased $10.3 million, or 13.2%, to $88.2 million from $77.9 million during the same period for 2003. As a percentage of net sales, pre-publication and publishing rights amortization increased to 18.6% in 2004 from 15.8% in 2003 due to decreased net sales.

Selling and Administrative

Selling and administrative expenses for the six months ended June 30, 2004 decreased $13.0 million, or 4.9%, to $253.5 million from $266.5 million during the same period for 2003. The decrease is primarily due to retention expense of $22.1 million in 2003 compared to $1.6 million in 2004, partially offset by $9.1 million of incremental costs due to the acquisitions of Edusoft and CCI. As a percentage of net sales, selling and administrative expenses decreased to 53.6% for the six-month period ended June 30, 2004 compared to 53.9% for the same period in 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Loss

Operating loss for the six months ended June 30, 2004 increased $19.0 million, or 26.7%, to $90.3 million from $71.3 million during the same period for 2003.

K-12 Publishing. The K-12 Publishing segment’s operating loss for the six months ended June 30, 2004 increased $17.3 million, or 64.1%, to $44.3 million from a loss of $27.0 million for the same period in 2003. The increase in operating loss was due to lower net sales from California reading and Texas social studies and higher pre-publication and publishing rights amortization partially offset by lower employee retention expense and the inventory step-up charge.

College Publishing. The College Publishing segment’s operating loss for the six months ended June 30, 2004 decreased $0.3 million, or .8%, to $37.8 million from $38.1 million in the same period for 2003. The decrease was due to lower employee retention expense in 2004, which offset the impact of lower net sales and higher pre-publication and publishing rights amortization.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss for the six months ended June 30, 2004 increased $1.2 million, or 34.3%, to a loss of $4.7 million from a loss of $3.5 million in the same period for 2003. The increase in the operating loss is primarily due to higher pre-publication and publishing rights amortization in 2004.

Other. The Other segment’s operating loss for the period ended June 30, 2004 increased by $0.7 million, or 25%, to a loss of $3.5 million from a loss of $2.8 million in the same period for 2003.

Net Interest Expense

Publishing’s consolidated net interest expense for the six months ended June 30, 2004 increased $9.2 million, or 16.3%, to $65.8 million from $56.6 million in the six months ended 2003. This increase is attributable to incremental interest expenses from the October 2003 issuance of Senior Discount Notes.

Houghton Mifflin’s net interest expense for the six months ended June 30, 2004 increased $0.1 million, or 0.2%, to $56.7 million from $56.6 million in the six months ended 2003.

Debt Extinguishment Charge

In the first quarter of 2003 the Company recorded a $48.4 million debt extinguishment charge related to the tendering of 2004 senior notes and 2006 senior notes and the repayment of the $500.0 million senior subordinated bridge loan facility and the $275.0 million senior term loan under the senior credit facility to finance the Acquisition.

Income Taxes

Publishing’s income tax benefit for the six months ended June 30, 2004 decreased $7.8 million, or 12.0%, to $57.1 million from $64.9 million in the second quarter of 2003. The decrease was due to a decrease in the pre-tax loss in 2004 and the debt extinguishment costs in 2003.

Houghton Mifflin’s income tax benefit for the six months ended June 30, 2004 decreased $10.9 million, or 16.8%, to $54.0 million from $64.9 million in the second quarter of 2003. The decrease was due to a decrease in the pre-tax loss in 2004 and the debt extinguishment costs in 2003.

Discontinued Operations

Discontinued operations for the six months ended June 30, 2003 was a loss of $1.2 million representing the results of Curriculum Advantage, which was sold in April 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. We currently fund such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s use of net cash in continuing operating activities was $147.1 million in the six months of 2004, a $25.1 million increase from the $122.0 million of cash used in operating activities during the first six months of 2003. The increase in the Company’s use of cash from 2003 to 2004 was a result of higher interest payments and pay downs in current liabilities, partially offset by better cash collections.

Investing Activities

The Company’s use of net cash in continuing investing activities was $37.2 million for the six months ended June 30, 2004, a decrease of $31.2 million from the $68.4 million used in the same period in 2003. This was due to the purchase price adjustment received from Vivendi Universal S.A. in connection with the Acquisition and lower pre-publication cost expenditures in the first six months of 2004 compared to 2003. The lower pre-publication cost expenditures were due to the planned product development schedule having capital requirements occurring later in 2004. The increase in property, plant, and equipment expenditures was due to back-office systems initiatives.

Financing Activities

The Company’s net cash provided by continuing financing activities decreased by $88.6 million for the six months ended June 30, 2004 compared to the same period in 2003. During the first quarter of 2003, Houghton Mifflin issued the $1.0 billion of Senior and Senior Subordinated Notes, net of borrowing costs, and repaid $899.0 million of long-term debt including $775.0 million of bridge and term loan financing instruments used to fund the Acquisition as well as $225.0 million of senior notes due in 2004 and 2006. The Company also incurred $5.9 million of transaction related costs associated with the Acquisition paid on behalf of Holdings.

Debt

The Company’s primary source of liquidity continue to be cash flow generated from operations as well as funds available under the $325.0 million Revolver, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit. As of June 30, 2004, the Company had $257.0 million available under the Revolver. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

In connection with the Acquisition, the Company has incurred substantial amounts of debt. Interest payments on this indebtedness have significantly increased funding requirements. In addition, on October 3, 2003 Publishing sold $265.0 million of Senior Discount Notes, generating net proceeds of $145.2 million, in a private placement. The net proceeds from this offering were ultimately distributed to Holdings’ equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of Houghton Mifflin. Publishing conducts all of its business through Houghton Mifflin, a wholly owned subsidiary and its only operating asset. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes.

Houghton Mifflin’s $325.0 million Revolver, $600.0 million Senior Notes, and $400.0 million Senior Subordinated Notes include various financial covenants including certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

amortization, and other adjustments allowed under the terms of the credit agreement or indentures governing such debt instruments. These agreements also contain customary covenants, including limitations on Houghton Mifflin’s ability to incur debt or execute restricted payments, including dividends, make investments, or sell assets, and definitions of events of default. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital expenditures for 2004. For 2004, the Revolver requires the total leverage ratio to be no greater than 5.10:1; the senior leverage ratio to be no greater than 3.50:1; the interest coverage ratio to be not less than 2.10:1; and that consolidated capital expenditures not exceed $184 million. Under the indentures governing Houghton Mifflin’s Senior and Senior Subordinated Notes, the primary covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA. The fixed charge coverage ratio is required to at least 2.0:1.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the twelve month period ended June 30, 2004.

We believe that based on current and anticipated levels of operating performance and conditions in the Company’s industries and markets, cash on hand and cash flow from operations, together with availability under the Revolver, will be adequate for the foreseeable future to make required payments of interest on debt and fund working capital and capital expenditure requirements. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available to us or, if available, the terms on which it would be raised.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of on-going business operations. The Company’s primary exposure following consummation of the Acquisition and the subsequent financings to complete the Acquisition include changes in interest rates as borrowings under the Revolver bear interest at floating rates based on the London InterBank Offered Rate (“LIBOR”) or prime rate, in each case plus an applicable borrowing margin. We manage interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Up to $325.0 million of floating-rate borrowings are available under the Revolver subject to borrowing base limitations. As of and for the six months ended June 30, 2004, Houghton Mifflin borrowed $50.0 million under the Revolver. An increase of 1% in interest rates would increase interest expense approximately $.1 million for the quarter and, accordingly, would cause a hypothetical loss in cash flows of approximately $.2 million on an annual basis taking into consideration the Company’s cyclical borrowing needs.

We may use derivative financial instruments, where appropriate, to manage interest rate risks. However, as a matter of policy we will not enter into derivative or other financial investments for trading or speculative purposes. In March 2004, Houghton Mifflin exited its then current interest rate swap agreements and recorded a gain on termination of $3.9 million.

In April 2004, Houghton Mifflin entered into new interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreements effectively convert $200.0 million of Houghton Mifflin’s 8.25% fixed rate debt to a floating rate. These swap agreements do not qualify for hedge accounting and accordingly changes in the fair value of these swaps will be recorded as interest income or expense in the consolidated statement of operations. Houghton Mifflin recorded $4.2 million of interest expense related to these agreements in the period ended June 30, 2004. Neither Publishing or Houghton Mifflin held any derivative instruments or engaged in any other hedging activities as of and for the six months ended June 30,

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)

2004 and 2003. The Company performed a sensitivity analysis assuming a hypothetical .5% adverse movement in the Floating interest rate on the interest rate sensitive instruments described above. The Company believes that such a movement is reasonably possible in the near term. As of June 30, 2004, the analysis demonstrated that such movement would cause the Company to recognize additional interest expense of approximately $3 million and, accordingly, would cause a hypothetical increase in the interest rate swap liability of $3 million.

Most of the Company’s sales are denominated in U.S. dollars, so that financial results are not subject to any material foreign currency exchange risks. A 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material impact on results of operations.

Off –Balance Sheet Transactions

We do not have any off-balance-sheet financial instruments and we are not party to any off-balance-sheet transactions.

ITEM 4.	CONTROLS AND PROCEDURES

a. The Chief Executive Officer and Chief Financial Officer of each Registrant conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. Based upon that evaluation such officers concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of both Registrants are effective to ensure that information is gathered, analyzed, and disclosed on a timely basis.

b. During the last fiscal quarter, there were no significant changes in either Registrant’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Registrant’s internal control over financial reporting.

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

b. The following Current Report on Form 8-K was filed with or furnished to the SEC:

Current Report on Form 8-K dated May 12, 2004 reporting financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HM PUBLISHING CORP. HOUGHTON MIFFLIN COMPANY (Registrants)

By:	/s/ ANTHONY LUCKI
Anthony Lucki President and Chief Executive Officer

By:	/s/ STEPHEN RICHARDS
Stephen Richards Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Chief Accounting Officer)

Date: August 13, 2004