Form 10-Q
period 2004-09-30
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2004-11-12
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of HM Publishing Corp.’s common stock as of November 12, 2004 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of November 12, 2004 was 1,000 shares.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	SEPTEMBER 30, 2004	DECEMBER 31, 2003	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,511	$159,093	$90,511	$159,093
Accounts receivable, less allowance for bad debts and book returns of $41,711 at September 30, 2004 and $33,988 at December 31, 2003	368,040	194,932	368,040	194,932
Inventories	182,095	162,130	182,095	162,130
Deferred income taxes	59,358	62,941	59,358	62,941
Prepaid expenses and other current assets	19,801	27,761	19,801	27,761

TOTAL CURRENT ASSETS	719,805	606,857	719,805	606,857
Property, plant, and equipment, net	105,053	107,990	105,053	107,990
Pre-publication costs, net	132,320	107,674	132,320	107,674
Royalty advances to authors, net of allowance of $42,200 at September 30, 2004 and $38,949 at December 31, 2003	31,528	28,814	31,528	28,814
Goodwill	624,304	646,809	624,304	646,809
Other intangible assets, net	751,559	850,709	751,559	850,709
Other assets and long-term receivables	73,283	92,310	67,690	86,533

TOTAL ASSETS	$2,437,852	$2,441,163	$2,432,259	$2,435,386

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$113	$1,039	$113	$1,039
Accounts payable	109,702	74,786	109,702	74,786
Due to parent	4,284	4,619	4,920	5,524
Royalties payable	56,023	62,341	56,023	62,341
Salaries, wages, and commissions	49,253	60,430	49,253	60,430
Interest payable	15,306	40,242	15,306	40,242
Restructuring accrual	5,108	12,022	5,108	12,022
Other	64,864	68,475	63,744	67,345

TOTAL CURRENT LIABILITIES	304,653	323,954	304,169	323,729
Long-term debt	1,304,620	1,289,684	1,135,996	1,134,449
Royalties payable	3,381	3,443	3,381	3,443
Accrued pension benefits	65,265	71,011	65,265	71,011
Accrued postretirement benefits	55,549	54,781	55,549	54,781
Deferred income taxes	268,397	273,973	274,438	275,394
Other	42,921	28,343	42,921	28,343

TOTAL LIABILITIES	2,044,786	2,045,189	1,881,719	1,891,150
COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(77,721)	(74,662)	(65,490)	(71,643)
Other comprehensive income	1,030	879	1,030	879

TOTAL STOCKHOLDER’S EQUITY	393,066	395,974	550,540	544,236

	$2,437,852	$2,441,163	$2,432,259	$2,435,386

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
NET SALES	$570,403	$558,276	$1,043,538	$1,052,416
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	192,524	182,934	412,029	403,474
Pre-publication and publishing rights amortization	46,483	41,871	134,651	119,794

Cost of sales	239,007	224,805	546,680	523,268
Selling and administrative	149,215	140,185	402,688	406,660
Other intangible asset amortization	1,153	250	3,401	748

	389,375	365,240	952,769	930,676

OPERATING INCOME	181,028	193,036	90,769	121,740

OTHER INCOME (EXPENSE)
Net interest	(29,204)	(28,911)	(95,049)	(85,515)
Debt extinguishment costs	—	—	—	(48,427)
Other income (expense)	—	(12)	184	6

	(29,204)	(28,923)	(94,865)	(133,936)

Income (loss) from continuing operations before income taxes	151,824	164,113	(4,096)	(12,196)
Income tax provision (benefit)	56,031	60,393	(1,037)	(4,481)

Income (loss) from continuing operations	95,793	103,720	(3,059)	(7,715)
Loss from discontinued operations, net of tax	—	—	—	(1,221)

NET INCOME (LOSS)	$95,793	$103,720	$(3,059)	$(8,936)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
NET SALES	$570,403	$558,276	$1,043,538	$1,052,416
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	192,524	182,934	412,029	403,474
Pre-publication and publishing rights amortization	46,483	41,871	134,651	119,794

Cost of sales	239,007	224,805	546,680	523,268
Selling and administrative	149,215	140,185	402,688	406,660
Other intangible asset amortization	1,153	250	3,401	748

	389,375	365,240	952,769	930,676

OPERATING INCOME	181,028	193,036	90,769	121,740

OTHER INCOME (EXPENSE)
Net interest	(24,493)	(28,911)	(81,217)	(85,515)
Debt extinguishment costs	—	—	—	(48,427)
Other income (expense)	—	(12)	184	6

	(24,493)	(28,923)	(81,033)	(133,936)

Income (loss) from continuing operations before income taxes	156,535	164,113	9,736	(12,196)
Income tax provision (benefit)	57,605	60,393	3,583	(4,481)

Income (loss) from continuing operations	98,930	103,720	6,153	(7,715)
Loss from discontinued operations, net of tax	—	—	—	(1,221)

NET INCOME (LOSS)	$98,930	$103,720	$6,153	$(8,936)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(3,059)	$(7,715)	$6,153	$(7,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt premium, deferred financing fees, and debt extinguishment costs	7,899	35,795	7,455	35,795
Non-cash interest expense	14,437	—	1,049	—
Depreciation and amortization expense	165,933	144,435	165,933	144,435
Loss on fixed asset disposal	—	50	—	50
Changes in operating assets and liabilities:
Accounts receivable	(173,079)	(175,199)	(173,079)	(175,199)
Inventories	(19,951)	8,257	(19,951)	8,257
Accounts payable	34,891	20,570	34,891	20,570
Royalties, net	(9,094)	(9,821)	(9,094)	(9,821)
Deferred and income taxes payable	(1,849)	(4,237)	2,771	(4,237)
Interest payable	(24,936)	9,258	(24,936)	9,258
Other, net	9,617	7,712	9,617	7,712

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	809	29,105	809	29,105
NET CASH USED IN DISCONTINUED ACTIVITIES	—	(1,247)	—	(1,247)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$809	$27,858	$809	$27,858

CASH FLOWS USED IN INVESTING ACTIVITIES
Pre-publication expenditures	(61,740)	(75,589)	(61,740)	(75,589)
Property, plant, and equipment expenditures	(26,176)	(17,993)	(26,176)	(17,993)
Purchase price adjustment received from Vivendi Universal S.A.	19,500	—	19,500	—
Business acquisitions	(53)	(79)	(53)	(79)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(68,469)	(93,661)	(68,469)	(93,661)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	—	250	—	250

NET CASH USED IN INVESTING ACTIVITIES	$(68,469)	$(93,411)	$(68,469)	$(93,411)

CASH FLOWS PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES
Transaction costs paid on behalf of parent	$—	$(7,151)	$—	$(7,151)
Borrowings under revolving credit facility	62,000	—	62,000	—
Payment of revolving credit facility	(62,000)	—	(62,000)	—
Proceeds from the issuance of long-term financing, net of financing costs	—	975,534	—	975,534
Payment of long-term financing	(930)	(899,230)	(930)	(899,230)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(930)	69,153	(930)	69,153

Increase (decrease) in cash and cash equivalents	(68,590)	3,600	(68,590)	3,600
Effects of exchange rate changes on cash balances	8	163	8	163
Cash and cash equivalents at beginning of period	159,093	77,797	159,093	77,797

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,511	$81,560	$90,511	$81,560

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,711	$4,545	$3,711	$4,545
Interest paid	$102,953	$70,413	$102,953	$70,413

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

THE COMPANY

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”) include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited consolidated financial statements present Publishing and Houghton Mifflin as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and for the three and nine month periods ended September 30, 2003. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

Publishing, a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), was incorporated on September 12, 2003. Holdings contributed its 100% equity interest in Houghton Mifflin to Publishing on September 17, 2003. In October 2003, Publishing issued $265.0 million of 11.50% senior discount notes generating proceeds of $145.2 million, net of issuance costs. Publishing is the sole obligor of these notes. Other than this debt obligation, related deferred issuance costs, accrued liabilities, and interest expenses, net of taxes, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin.

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations related to interim financial reporting. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2003 included in Publishing’s Registration Statement on Form S-4 (File No. 333-110720) filed on April 22, 2004, and Houghton Mifflin’s Form 10-K for the year ended December 31, 2003 filed on March 30, 2004. All adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

Results of the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2004 interim financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP addresses the accounting and disclosure resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was enacted on December 8, 2003. The Medicare Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. The FSP requires

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

an employer that provides postretirement drug coverage which is actuarially equivalent to the Medicare prescription drug benefit to recognize the effects of the Medicare Act on its accumulated postretirement benefit obligation and net postretirement benefit costs. The Company adopted the FSP beginning in July 2004. The impact of adopting the FSP was not material to the consolidated results of operations.

(3) INVENTORY

Inventories, net of applicable reserves, consist of the following:

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Finished goods	$164,722	$153,618
Raw materials	17,373	8,512

	$182,095	$162,130

(4) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	SEPTEMBER 30, 2004		DECEMBER 31, 2003
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$624,304	$—	$646,809	$—
Publication rights	691,722	240,937	691,722	145,188
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	15,343	4,769	15,343	1,368

	$1,621,569	$245,706	$1,644,074	$146,556

The Company recorded amortization expense for its amortizable intangible assets of $33.1 million and $36.6 million for the three months ended September 30, 2004 and 2003, respectively, and $99.2 million and $109.6 million for the nine months ended September 30, 2004 and 2003, respectively.

The changes in the carrying amount of goodwill for each of the Company’s reporting segments for the nine months ended September 30, 2004 were:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	TOTAL
Balance at December 31, 2003	$457,881	$143,516	$3,910	$41,502	$646,809
Purchase accounting adjustments on prior period acquisitions	(13,377)	(4,577)	(227)	(1,324)	(19,505)
Change in estimate	(2,076)	(705)	(15)	(204)	(3,000)

Balance at September 30, 2004	$442,428	$138,234	$3,668	$39,974	$624,304

Adjustments in the nine months ended September 30, 2004 were related to a purchase price adjustment from Vivendi Universal S.A. of $19.5 million and for professional fees associated with the acquisition of Edusoft in the fourth quarter of 2003. During the third quarter of 2004, the change in estimate was the result of a re-evaluation of the restructuring reserve.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(5) DEBT AND BORROWING AGREEMENTS

Houghton Mifflin maintains a $325.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. At September 30, 2004, Houghton Mifflin had no borrowings under this facility.

On October 3, 2003 Publishing sold $265.0 million of 11.50% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”). The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. At September 30, 2004, the accreted value of these notes was $168.6 million.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

During December 2003, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreements converted $200.0 million of Houghton Mifflin’s debt from a fixed rate to a floating rate. These swap agreements did not qualify for hedge accounting and accordingly changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. During March 2004, Houghton Mifflin terminated these swap agreements and recorded $3.9 million of interest income.

In April 2004, Houghton Mifflin entered into new interest rate swap agreements in conjunction with a notional $200.0 million of the Senior Notes. The interest rate swap agreements convert $200.0 million of Houghton Mifflin’s 8.25% fixed rate debt to a floating rate. These swap agreements do not qualify for hedge accounting and accordingly changes in the fair value of these swaps are recorded as interest income or expense in the consolidated statement of operations. During the third quarter of 2004 Houghton Mifflin recorded $4.0 million of interest income related to these agreements resulting in a cumulative interest expense of $0.2 million since April 2004.

In October 2004, Houghton Mifflin terminated a $100 million portion of these swap agreements and as a result recorded $0.2 million of interest income.

The fair values of the Company’s fixed rate borrowings are based on estimated market prices. Fair values of the Company’s interest rate swaps are based on current settlement values. The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments as of September 30, 2004 were as follows:

	NOTIONAL AMOUNT	FAIR VALUE
8.25% Fixed rate unsecured notes	$200,000	$207,500
Interest rate swap—liability		$1,049

The fair value of the interest rate swaps represent the estimated amount the Company would have paid upon termination of these agreements at September 30, 2004.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(7) RESTRUCTURING

The following table sets forth the activity for the nine months ended September 30, 2004, in the restructuring reserves as a result of the acquisition of Houghton Mifflin by Holdings (the “Acquisition”).

	FACILITIES	WORK- FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2003	$2,521	$11,100	$837	$14,458
Utilization	(544)	(3,463)	(359)	(4,366)
Change in estimate	—	(3,000)	—	(3,000)

Balance as of September 30, 2004	$1,977	$4,637	$478	$7,092

Houghton Mifflin expects to substantially complete its restructuring activities by the end of 2004 and incur the majority of the work-force related and other expenses by December 31, 2004, with certain facilities related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date. As of September 30, 2004, $5.1 million of the restructuring reserve is current and $2.0 million is considered long-term. During the third quarter of 2004, the change in estimate was the result of a re-evaluation of the restructuring reserve.

In July 2004, the Company’s professional testing division, Promissor, decided to consolidate certain back office functions, which resulted in the closure of several offices and the involuntary termination of approximately 30 employees. In connection with this restructuring, the Company recognized a charge of approximately $2.1 million in the third quarter for facility leases, severance and employee benefits. The total amount utilized at September 30, 2004 is $0.3 million. Promissor’s restructuring charge is not included in the table above.

(8) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company was primarily computed as the sum of the Company’s net income (loss) and changes in cumulative translation adjustment. The following table sets forth the calculation of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income (loss)	$95,793	$103,720	$(3,059)	$(8,936)
Change in cumulative translation adjustment	(364)	91	151	332

Comprehensive income (loss)	$95,429	$103,811	$(2,908)	$(8,604)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income (loss)	$98,930	$103,720	$6,153	$(8,936)
Change in cumulative translation adjustment	(364)	91	151	332

Comprehensive income (loss)	$98,566	$103,811	$6,304	$(8,604)

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

The following table illustrates the effect on net income (loss) as if the Company had recorded compensation cost, based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income (loss) as reported	$95,793	$103,720	$(3,059)	$(8,936)
Deduct: stock compensation expense, net of related tax effects	(88)	—	(267)	—

Pro forma net income (loss)	$95,705	$103,720	$(3,326)	$(8,936)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income (loss) as reported	$98,930	$103,720	$6,153	$(8,936)
Deduct: stock compensation expense, net of related tax effects	(88)	—	(267)	—

Pro forma net income (loss)	$98,842	$103,720	$5,886	$(8,936)

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

THREE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2004
Net sales from external customers	$397,205	$116,096	$41,131	$15,971	$570,403
Segment operating income (loss)	145,059	38,198	3,478	(5,707)	181,028
2003
Net sales from external customers	$390,345	$115,166	$38,020	$14,745	$558,276
Segment operating income (loss)	148,274	39,976	6,401	(1,615)	193,036

NINE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2004
Net sales from external customers	$725,239	$168,269	$100,658	$49,372	$1,043,538
Segment operating income (loss)	100,797	355	(1,221)	(9,162)	90,769
2003
Net sales from external customers	$740,240	$169,055	$95,216	$47,905	$1,052,416
Segment operating income (loss)	122,396	822	2,898	(4,376)	121,740

Reconciliation of segment operating income to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Total operating income from reportable segments	$181,028	$193,036	$90,769	$121,740
Unallocated expense:
Interest expense	(29,204)	(28,911)	(95,049)	(85,515)
Debt extinguishment costs	—	—	—	(48,427)
Other income (expense)	—	(12)	184	6

Income (loss) from continuing operations before taxes	$151,824	$164,113	$(4,096)	$(12,196)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Total operating income from reportable segments	$181,028	$193,036	$90,769	$121,740
Unallocated expense:
Interest expense	(24,493)	(28,911)	(81,217)	(85,515)
Debt extinguishment costs	—	—	—	(48,427)
Other income (expense)	—	(12)	184	6

Income (loss) from continuing operations before taxes	$156,535	$164,113	$9,736	$(12,196)

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(11) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

In December 2003, the FASB issued a revision of FAS No. 132, “Employer Disclosures about Pensions and Other Postretirement Benefits” which elaborates on the required disclosures of the original FAS No. 132. The revision of FAS No. 132 requires disclosure of the net periodic pension expense in interim financial statements for an employers’ defined benefit plans and other postretirement plans.

The following table summarizes the components of net periodic cost of the Houghton Mifflin’s plans as of and for the three and nine month periods ended September 30, 2004 and 2003:

	PENSION BENEFITS				POSTRETIREMENT BENEFITS
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$2,417	$2,267	$7,386	$6,800	$351	$243	$899	$485
Interest cost	2,780	2,713	8,415	8,141	685	804	2,274	1,610
Expected return on plan assets	(2,140)	(1,727)	(6,419)	(5,180)	—	—	—	—
Amortization of prior service cost	173	—	519	—	(155)	—	(155)	—
Special termination charge	943	—	943	—	—	—	—	—

Net periodic benefit cost	$4,173	$3,253	$10,844	$9,761	$881	$1,047	$3,018	$2,095

(12) COMMITMENTS AND CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $25.7 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $18.1 million of letters of credit existed at September 30, 2004, $15.7 million of which backed performance and surety bonds. Under the terms of the Revolver (see Note 5), outstanding letters of credit are deducted from the remaining unused borrowing capacity.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

COMPANY OVERVIEW

The Company derives approximately 85% of its revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school and college year in September. Thus, the Company realizes approximately 70% of consolidated net sales in these quarters.

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

K-12 Publishing

This segment consists primarily of five divisions: School Division, McDougal Littell, Great Source Education Group, which includes Cognitive Concepts, Inc. (“CCI”), Riverside, and Edusoft. This segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, and multimedia instructional programs. Tests for measuring achievement and aptitude include educational, cognitive, and developmental standardized and customized testing products in print, CD-ROM, and on-line formats, targeting the educational and clinical assessment markets. The principal markets for these products are elementary and secondary schools.

In the educational publishing industry, materials are often described as “basal” or “supplemental.” Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and are the primary source of classroom instruction. Supplemental materials provide focused information about a topic, or practice in a particular skill, but not the comprehensive system of materials offered in a basal program. These materials are used both as alternatives and as supplements to core basal textbooks, enabling local educators to tailor standard programs to the specific needs of their students.

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

Twenty states approve instructional programs and materials on a statewide basis for a particular subject (“adoption states”). These states represent approximately one-half of the U.S. elementary and secondary school-age population. The selections typically occur every five to seven years according to a schedule published many years in advance, subject to change. The funding for the purchase of the materials in an adoption state is approved at the state level and is appropriated by subject. Typically, a school or school district within an

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

adoption state may use state funding to purchase instructional materials only from the list of programs that have been adopted by the particular state’s governing body. After the state entities have adopted instructional materials, individual schools or school districts later decide the quantity and timing of their purchases. In the other states, referred to as “open states” or “open territories,” each individual school or school district can purchase materials without restrictions.

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

College Publishing

The College Division is the sole business unit reported in this segment. The College Division sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

Trade and Reference Publishing

This segment consists of the Trade and Reference Division and Kingfisher. This segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. The principal markets for these products are retail stores, including Internet bookstore sites and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors, and businesses.

Other

This segment consists of Promissor and unallocated corporate items. Promissor develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement, and evaluation to regulatory entities, professional associations, and corporations. Promissor’s principal markets are corporations and organizations in the United States and abroad.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating income (loss), and other information from unaudited consolidated statements of operations.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(IN MILLIONS)
Net sales:
K-12 Publishing	$397.2	$390.3	$725.2	$740.2
College Publishing	116.1	115.2	168.3	169.1
Trade and Reference Publishing	41.1	38.0	100.7	95.2
Other	16.0	14.7	49.4	47.9

Total net sales	570.4	558.3	1,043.5	1,052.4
Cost of sales excluding pre-publication and publishing rights amortization	192.5	182.9	412.0	403.5
Pre-publication and publishing rights amortization	46.5	41.9	134.7	119.8

Cost of sales	239.0	224.8	546.7	523.3
Selling and administrative	149.2	140.2	402.7	406.7
Other intangible asset amortization	1.2	0.3	3.4	0.7

Operating income	181.0	193.0	90.8	121.7
Net interest expense	(29.2)	(28.9)	(95.0)	(85.5)
Debt extinguishment costs	—	—	—	(48.4)
Other income	—	—	0.2	—

Income (loss) from continuing operations before taxes	151.8	164.1	(4.1)	(12.2)
Income tax provision (benefit)	56.0	60.4	(1.0)	(4.5)

Income (loss) from continuing operations	95.8	103.7	(3.1)	(7.7)
Loss from discontinued operations	—	—	—	(1.2)

Net income (loss)	$95.8	$103.7	$(3.1)	$(8.9)

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(AS A PERCENTAGE OF NET SALES)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	33.8	32.8	39.5	38.3
Pre-publication and publishing rights amortization	8.1	7.5	12.9	11.4

Cost of sales	41.9	40.3	52.4	49.7
Selling and administrative	26.2	25.1	38.6	38.6
Other intangible asset amortization	0.2	—	0.3	0.1

Operating income	31.7	34.6	8.7	11.6
Net interest expense	(5.1)	(5.2)	(9.1)	(8.1)
Debt extinguishment costs	—	—	—	(4.6)
Income tax provision (benefit)	9.8	10.8	(0.1)	(0.4)

Income (loss) from continuing operations	16.8	18.6	(0.3)	(0.7)
Loss from discontinued operations	—	—	—	(0.1)

Net income (loss)	16.8%	18.6%	(0.3)%	(0.8)%

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(IN MILLIONS)
Net sales:
K-12 Publishing	$397.2	$390.3	$725.2	$740.2
College Publishing	116.1	115.2	168.3	169.1
Trade and Reference Publishing	41.1	38.0	100.7	95.2
Other	16.0	14.7	49.4	47.9

Total net sales	570.4	558.3	1,043.5	1,052.4
Cost of sales excluding pre-publication and publishing rights amortization	192.5	182.9	412.0	403.5
Pre-publication and publishing rights amortization	46.5	41.9	134.7	119.8

Cost of sales	239.0	224.8	546.7	523.3
Selling and administrative	149.2	140.2	402.7	406.7
Other intangible asset amortization	1.2	0.3	3.4	0.7

Operating income	181.0	193.0	90.8	121.7
Net interest expense	(24.5)	(28.9)	(81.2)	(85.5)
Debt extinguishment costs	—	—	—	(48.4)
Other income	—	—	0.2	—

Income (loss) from continuing operations before taxes	156.5	164.1	9.7	(12.2)
Income tax provision (benefit)	57.6	60.4	3.6	(4.5)

Income (loss) from continuing operations	98.9	103.7	6.2	(7.7)
Loss from discontinued operations	—	—	—	(1.2)

Net income (loss)	$98.9	$103.7	$6.2	$(8.9)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	(AS A PERCENTAGE OF NET SALES)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	33.8	32.8	39.5	38.3
Pre-publication and publishing rights amortization	8.1	7.5	12.9	11.4

Cost of sales	41.9	40.3	52.4	49.7
Selling and administrative	26.2	25.1	38.6	38.6
Other intangible asset amortization	0.2	—	0.3	0.1

Operating income	31.7	34.6	8.7	11.6
Net interest expense	(4.3)	(5.2)	(7.8)	(8.1)
Debt extinguishment costs	—	—	—	(4.6)
Income tax provision (benefit)	10.1	10.8	0.3	(0.4)

Income (loss) from continuing operations	17.3	18.6	0.6	(0.7)
Loss from discontinued operations	—	—	—	(0.1)

Net income (loss)	17.3%	18.6%	0.6%	(0.8)%

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

The Company’s net sales for the quarter ended September 30, 2004 increased $12.1 million, or 2.2%, to $570.4 million from $558.3 million in the third quarter of 2003.

K-12 Publishing. The K-12 Publishing segment’s net sales in the third quarter of 2004 increased $6.9 million, or 1.8%, to $397.2 million from net sales of $390.3 million in the third quarter of 2003. The increase was primarily due to strong math, language arts, and social studies sales in the secondary market, approximately $5.7 million of sales from Edusoft and CCI, businesses acquired in the fourth quarter of 2003, and higher sales in open territory states. These increases were partially offset by lower sales of California reading and Texas social studies in the elementary and secondary markets, respectively. Additionally, the net impact of FASB Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting For Revenue Arrangements with Multiple Deliverables,” resulted in the deferral of approximately $6.9 million of revenue in the third quarter of 2004. The adoption of EITF 00-21 resulted in the deferral of approximately $9.5 million of revenue in the third quarter of 2003.

College Publishing. The College Publishing segment’s net sales in the third quarter of 2004 increased $0.9 million, or 0.8%, to $116.1 million from $115.2 million in the third quarter of 2003. The increase was primarily due to higher sales in the advanced placement market partially offset by a decline in sales of backlist titles.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the third quarter of 2004 increased $3.1 million, or 8.2%, to $41.1 million from $38.0 million in the third quarter of 2003. The increase was primarily due to higher sales from the Polar Express classic and movie tie-in editions, The Plot Against America, and The Gourmet Cookbook, partially offset by lower sales of Tolkien titles after the completion of the movie trilogy in 2003.

Other. The Other segment’s net sales in the third quarter of 2004 increased $1.3 million, or 8.8%, to $16.0 million from $14.7 million in the third quarter of 2003. The increase was due to higher sales from Promissor, the professional testing subsidiary, which reported an increase in nurse aide and other regulatory license testing as compared to the same period in 2003.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the third quarter of 2004 increased $9.6 million, or 5.3%, to $192.5 million from $182.9 million in the third quarter of 2003. The increase was primarily due to higher editorial and production costs. Cost of sales excluding pre-publication and publishing rights amortization increased as a percentage of net sales to 33.8% in the third quarter of 2004 from 32.8% in the third quarter of 2003. The increase in cost of sales as a percentage of sales was primarily due to higher editorial and production costs, which are attributable to new product development across all divisions.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the third quarter of 2004 increased $4.6 million, or 11.0%, to $46.5 million from $41.9 million in the third quarter of 2003. The increase is primarily due to an increase in pre-publication amortization of $9.0 million partially offset by lower publishing rights amortization of $4.4 million. Pre-publication and publishing rights amortization increased as a percentage of net sales to 8.1% in the third quarter of 2004 from 7.5% in the third quarter of 2003.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the third quarter of 2004 increased $9.0 million, or 6.4%, to $149.2 million from $140.2 million in the third quarter of 2003. The increase is primarily due to higher selling, distribution, and marketing expenses as well as incremental costs of $6.4 million due to the acquisitions in the fourth quarter of 2003, partially offset by employee retention expense of $2.9 million in 2003. Selling and administrative expenses increased as a percentage of net sales to 26.2% in the third quarter of 2004 from 25.1% in the third quarter of 2003.

Operating Income (Loss)

The Company’s operating income for the three months ended September 30, 2004 decreased $12.0 million, or 6.2%, to $181.0 million from income of $193.0 million for the same period in 2003.

K-12 Publishing. The K-12 Publishing segment’s operating income in the third quarter of 2004 decreased $3.2 million, or 2.2%, to $145.1 million from $148.3 million in 2003. The decrease in operating income was primarily due to higher pre-publication amortization, higher editorial costs, and Edusoft’s operating loss, partially offset by higher net sales.

College Publishing. The College Publishing segment’s operating income in the third quarter of 2004 decreased $1.8 million, or 4.5%, to $38.2 million from $40.0 million in 2003. The decrease in operating income was primarily due to increased pre-publication amortization in 2004.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating income decreased $2.9 million, or 45.3%, to $3.5 million from an operating income of $6.4 million for the third quarter of 2003. The decrease in operating income was primarily due to higher manufacturing, royalty, editorial, distribution, and marketing costs partially offset by higher net sales.

Other. The Other segment’s operating loss in the third quarter of 2004 increased $4.1 million, or 256.2% to $5.7 million from $1.6 million in 2003. The increase in operating loss was primarily due to the restructuring charge at Promissor and increased administrative and professional fees partially offset by an increase in sales.

Net Interest Expense

Publishing’s consolidated net interest expense in the third quarter of 2004 increased $0.3 million, or 1.0%, to $29.2 million from $28.9 million in the third quarter of 2003. This increase is attributable to incremental interest expense from the October 2003 issuance of Senior Discount Notes offset by non-cash income from the mark-to-market adjustment on interest rate swaps.

Houghton Mifflin’s net interest expense in the third quarter of 2004 decreased $4.4 million, or 15.2%, to $24.5 million from $28.9 million in the third quarter of 2003 due to non-cash income from the mark-to-market adjustment on interest rate swaps.

Income Taxes

Publishing’s income tax provision in the third quarter of 2004 decreased $4.4 million, or 7.3%, to $56.0 million from a provision of $60.4 million in the third quarter of 2003. This decrease was due to lower operating income from continuing operations in the third quarter of 2004.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

Houghton Mifflin’s income tax provision in the third quarter of 2004 decreased $2.8 million, or 4.6%, to $57.6 million from a provision of $60.4 million in the third quarter of 2003. This decrease was due to the lower operating income partially offset by lower net interest expense in the third quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company derives almost 85% of annual net sales from educational publishing in the K-12 Publishing and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in late August and early September. Thus, third quarter net sales typically represent one half of year-to-date sales, making third quarter results material to nine-month performance.

Net Sales

Net sales for the nine months ended September 30, 2004 decreased $8.9 million, or 0.9%, to $1,043.5 million from $1,052.4 million in the same period for 2003.

K-12 Publishing. The K-12 Publishing segment’s net sales for the nine months ended September 30, 2004 decreased $15.0 million, or 2.0%, to $725.2 million from $740.2 million in the same period for 2003. The decrease was primarily due to lower sales of California reading and Texas social studies in the elementary and secondary markets, respectively. These decreases were partially offset by an increase in math sales in the secondary market, approximately $14.2 million of sales from businesses acquired in the fourth quarter of 2003, and higher sales in open territory states. Additionally, the net impact of EITF 00-21 resulted in the deferral of approximately $15.8 million and $9.5 million of revenue in 2004 and 2003, respectively, and cumulatively results in $26.2 million of deferred revenue since adoption in 2003.

College Publishing. The College Publishing segment’s net sales for the nine months ended September 30, 2004 decreased $0.8 million, or 0.5%, to $168.3 million from $169.1 million in the same period for 2003. The decrease in net sales was primarily due to lower orders of backlist titles in 2004 as compared to 2003.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales for the nine months ended September 30, 2004 increased $5.5 million, or 5.8%, to $100.7 million from $95.2 million in the same period for 2003. The increase was primarily due to higher sales of adult books, including The Heart is a Lonely Hunter, The Plot Against America, The Gourmet Cookbook, and children’s titles, partially offset by a decrease in sales of Tolkien titles and reference books as compared to 2003.

Other. The Other segment’s net sales for the nine months ended September 30, 2004 increased $1.5 million, or 3.1%, to $49.4 million from $47.9 million in the same period for 2003. The increase was due to higher sales from Promissor, the professional testing subsidiary, which reported an increase in nurse aide and other regulatory licensing as compared to the same period in 2003.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

Cost of sales excluding pre-publication and publishing rights amortization for the nine months ended September 30, 2004 increased $8.5 million, or 2.1%, to $412.0 million from $403.5 million for the same period in 2003. The increase was primarily due to higher editorial, manufacturing and production costs, partially offset by lower implementation costs and the 2003 inventory step-up charge as a result of the Acquisition. Cost of sales increased as a percentage of net sales to 39.5% in the nine months ended September 30, 2004 from 38.3% in the

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

same period in 2003. The increase in cost of sales as a percentage of net sales was primarily due to an increase in editorial, manufacturing and production as a percentage of net sales, which were attributable to new product development costs, partially offset by lower implementation costs as a percentage of net sales.

Pre-publication and Publishing Rights Amortization

Pre-publication and publishing rights amortization for the nine months ended September 30, 2004 increased $14.9 million, or 12.4%, to $134.7 million from $119.8 million during the same period for 2003. As a percentage of net sales, pre-publication and publishing rights amortization increased to 12.9% in 2004 from 11.4% in 2003 primarily due to decreased net sales.

Selling and Administrative

Selling and administrative expenses for the nine months ended September 30, 2004 decreased $4.0 million, or 1.0%, to $402.7 million from $406.7 million during the same period for 2003. The change is primarily due to a decrease of $22.3 million of retention expense from 2003 partially offset by $14.8 million of incremental costs due to the acquisitions in the fourth quarter of 2003 and increased selling costs. As a percentage of net sales, selling and administrative expenses remained constant at 38.6% for the nine-month periods ended September 30, 2004 and 2003.

Operating Income (Loss)

Operating income for the nine months ended September 30, 2004 decreased $30.9 million, or 25.4%, to $90.8 million from $121.7 million during the same period for 2003.

K-12 Publishing. The K-12 Publishing segment’s operating income for the nine months ended September 30, 2004 decreased $21.6 million, or 17.7%, to $100.8 million from a $122.4 million for the same period in 2003. The decrease in operating income was primarily due to increased pre-publication and other intangible amortization, higher editorial costs, lower net sales due in part to an increased revenue deferral from EITF 00-21, and the operating loss at Edusoft, partially offset by lower implementation, lower employee retention expense, and the inventory step-up charge as a result of the Acquisition.

College Publishing. The College Publishing segment’s operating income for the nine months ended September 30, 2004 decreased $0.4 million, or 50.0%, to $0.4 million from $0.8 million in the same period for 2003. The decrease was primarily due to higher pre-publication amortization partially offset by lower employee retention expense.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss for the nine months ended September 30, 2004 increased $4.1 million, or 141.4%, to an operating loss of $1.2 million from operating income of $2.9 million in the same period for 2003. The operating loss is primarily due to increased pre-publication amortization, higher manufacturing and royalty costs and increased marketing costs partially offset by higher sales.

Other. The Other segment’s operating loss for the period ended September 30, 2004 increased by $4.8 million, or 109.1%, to a loss of $9.2 million from a loss of $4.4 million in the same period for 2003. The increase in operating loss was primarily due to the restructuring charge at Promissor and higher administrative and professional fees partially offset by higher sales.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

Net Interest Expense

Publishing’s consolidated net interest expense for the nine months ended September 30, 2004 increased $9.5 million, or 11.1%, to $95.0 million from $85.5 million in the nine months ended 2003. This increase is attributable to incremental interest expense from the October 2003 issuance of Senior Discount Notes.

Houghton Mifflin’s net interest expense for the nine months ended September 30, 2004 decreased $4.3 million, or 5.0%, to $81.2 million from $85.5 million in the nine months ended 2003, due to non-cash income from mark-to-market adjustments on interest rate swaps as well as higher interest income.

Debt Extinguishment Charge

In the first quarter of 2003 the Company recorded a $48.4 million debt extinguishment charge related to the tendering of 2004 senior notes and 2006 senior notes and the repayment of the $500.0 million senior subordinated bridge loan facility and the $275.0 million senior term loan under the senior credit facility to finance the Acquisition.

Income Taxes

Publishing’s income tax benefit for the nine months ended September 30, 2004 decreased $3.5 million, or 77.8%, to $1.0 million from $4.5 million in the nine months ended 2003. The decrease was due to a decrease in the pre-tax loss in 2004.

Houghton Mifflin’s income tax provision for the nine months ended September 30, 2004 increased $8.1 million, or 180.0%, to $3.6 million from a tax benefit of $4.5 million in the nine months ended 2003. The increase was due to pre-tax income for 2004 whereas a pre-tax loss was incurred in 2003.

Discontinued Operations

Discontinued operations for the nine months ended September 30, 2003 was a loss of $1.2 million representing the results of Curriculum Advantage, Inc., which was sold in April 2003.

RESTRUCTURING

The following table sets forth the activity for the nine months ended September 30, 2004, in the restructuring reserves as a result of the Acquisition.

	FACILITIES	WORK-FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2003	$2,521	$11,100	$837	$14,458
Utilization	(544)	(3,463)	(359)	(4,366)
Change in estimate	—	(3,000)	—	(3,000)

Balance as of September 30, 2004	$1,977	$4,637	$478	$7,092

Houghton Mifflin expects to substantially complete its restructuring activities by the end of 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date. As of September 30, 2004, $5.1 million of the restructuring reserve is current and $2.0 million is considered long-term. During the third quarter of 2004, the change in estimate was the result of a re-evaluation of the restructuring reserve.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

In July 2004, the Company’s professional testing division, Promissor, decided to consolidate certain back office functions, which resulted in the closure of several offices and the involuntary termination of approximately 30 employees. In connection with this restructuring, the Company recognized a charge of approximately $2.1 million in the third quarter for facility leases, severance, and employee benefits. The total amount utilized through September 30, 2004 is $0.3 million. Promissor’s restructuring charge is not included in the table above.

EMPLOYER CONTRIBUTIONS

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $14.0 million to its pension plans in 2004. For the nine months ended September 30, 2004, $10.6 million has been contributed to the plans.

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. The Company currently fund such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s net cash provided by continuing operating activities was $0.8 million in the nine months of 2004, a $28.3 million decrease from the $29.1 million of cash provided by operating activities during the first nine months of 2003. The decrease in the Company’s net cash provided from 2003 to 2004 was a result of higher interest payments.

Investing Activities

The Company’s use of net cash in continuing investing activities was $68.5 million for the nine months ended September 30, 2004, a decrease of $25.2 million from the $93.7 million used in the same period in 2003. This was due to the purchase price adjustment received from Vivendi Universal S.A. in connection with the Acquisition and lower pre-publication cost expenditures in the first nine months of 2004 compared to 2003. The lower pre-publication cost expenditures were due to the planned product development schedule having capital requirements occurring later in the development process. The increase in property, plant, and equipment expenditures was due to back-office systems initiatives.

Financing Activities

The Company’s net cash provided by continuing financing activities decreased by $70.1 million for the nine months ended September 30, 2004 compared to the same period in 2003. During the first quarter of 2003, Houghton Mifflin issued the $1.0 billion of Senior and Senior Subordinated Notes, net of borrowing costs, and repaid $899.0 million of long-term debt including $775.0 million of bridge and term loan financing instruments used to fund the Acquisition as well as $225.0 million of senior notes due in 2004 and 2006. The Company also incurred $7.2 million of transaction related costs associated with the Acquisition paid on behalf of Holdings.

The Company’s primary source of liquidity continues to be cash flow generated from operations as well as funds available under the $325.0 million Revolver. As of September 30, 2004, the Company had no borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, $306.9 million available to borrow. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions. With the approval of the Board of Directors, the Company may, from time to time, based on its cash flow and market conditions, repurchase its debt on the open market.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION—(Continued)

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the nine month period ended September 30, 2004.

The Company believes that based on current and anticipated levels of operating performance and conditions in their industries and markets, cash on hand and cash flow from operations, together with availability under the Revolver, will be adequate for the foreseeable future to make required payments of interest on debt and fund working capital and capital expenditure requirements. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available to us or, if available, the terms on which it would be raised.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Company’s Consolidated Condensed Financial Statements for disclosures of the impact that recently issued accounting standards will have on the Company’s financial statements.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith and it is believed there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs, criterion-referenced testing, and the Iowa Tests of Basic Skills; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and the Company’s share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those that could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly-published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the success of Riverside’s entry into the scoring business and the criterion-referenced testing business; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that the Company’s well-known authors will depart and write for competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the period ended September 30, 2004 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS

a. Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Consulting Agreement between Houghton Mifflin Company and James Levy dated August 12, 2004.

31.1	Certification by Anthony Lucki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Stephen Richards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 12, 2004