Form 10-K
period 2004-12-31
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2005-03-25
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Numbers: 333-110720 and 333-105746

HM PUBLISHING CORP.

HOUGHTON MIFFLIN COMPANY

(Exact Name of Registrant Issuer as Specified in Its Charter)

Delaware Massachusetts	13-4265843 04-1456030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 Berkeley Street

Boston, Massachusetts 02116

(617) 351-5000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether HM Publishing Corp. (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Houghton Mifflin Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 25, 2005 was zero.

The number of shares outstanding of HM Publishing Corp.’s common stock as of March 25, 2005 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of March 25, 2005 was 1,000 shares.

Houghton Mifflin Company meets the conditions set forth in general instruction I(1)(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

HM PUBLISHING CORP.

HOUGHTON MIFFLIN COMPANY

Form 10-K

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Houghton Mifflin’s actual results could differ materially from the expectations described in the forward-looking statements. Some of the factors that might cause such a difference are discussed in the sections entitled “‘Safe Harbor’ Statement under Private Securities Litigation Reform Act of 1995” on page 34 and “Factors Affecting Future Operating Results” beginning on page 34 of this Form 10-K, respectively.

This Form 10-K is a combined report being filed separately by two registrants: HM Publishing Corp. and Houghton Mifflin Company. Unless the context indicates otherwise, any reference to “Publishing” refers to HM Publishing Corp., a wholly-owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), and any reference to “Houghton Mifflin” refers to Houghton Mifflin Company and its wholly-owned subsidiaries, the wholly-owned subsidy of Publishing. The “Company,” “we,” “us,” and “our” refer to HM Publishing Corp. together with Houghton Mifflin Company.

ii

PART I

Item 1. Business

General Development of Business

Houghton Mifflin Company was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. The Company is a leading publisher in the pre-kindergarten through grade twelve (“K-12”) and college education, trade and reference, and educational, clinical, and professional testing markets in the United States. The K-12 education market focuses on core subjects such as reading, language arts, literature, mathematics, world languages, and social studies, which represents that market’s largest and highest priority funding areas. Houghton Mifflin also provides K-12 educational and clinical assessments and related services. The college education market primarily targets introductory courses with the largest enrollments. The trade and reference market publishes an extensive line of fiction and non-fiction books for adults and children, dictionaries, and other reference materials. The professional testing markets provide various testing and assessment products and services. Houghton Mifflin’s diverse product offerings are classified into four reporting segments:

•	K-12 Publishing The K-12 Publishing segment develops comprehensive educational programs, comprised primarily of textbooks, workbooks, supplemental materials, teaching guides, technology-based components, and other resources. This segment also provides testing and assessment services to the K-12 market.

•	College Publishing The College Publishing segment publishes textbooks, ancillary products, such as workbooks and study guides, technology-based instructional materials, teacher materials, and other materials, primarily for introductory college-level courses. This segment also sells college products in the high school advanced placement market.

•	Trade and Reference Publishing The Trade and Reference Publishing segment publishes fiction and non-fiction books for adults and children, dictionaries, and other reference materials for the trade market worldwide.

•	Other The Other segment includes the Promissor Division as well as unallocated corporate items. The Promissor Division develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement, and evaluation to regulatory entities, professional associations, and corporations.

Ownership Structure

Publishing was incorporated on September 12, 2003 and is the wholly owned subsidiary of Holdings. Holdings is a company beneficially owned by Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), and the Blackstone Group and its affiliates (“Blackstone”; collectively the “Sponsors”). Holdings contributed 100% of its interest in Houghton Mifflin to Publishing on September 17, 2003. Publishing and Houghton Mifflin are companies organized under the common control of Holdings. The historical consolidated financial statements of Houghton Mifflin have become the historical consolidated financial statements of Publishing. The historical results of operations for all periods prior to September 12, 2003 are of Houghton Mifflin and its subsidiaries. Publishing conducts all its business through Houghton Mifflin. The Company has elected to present dual consolidated financial statements for Publishing and Houghton Mifflin. The chart below illustrates in summary form the ownership and corporate structure.

Financial Information About Segments

Financial information about Houghton Mifflin’s reporting segments is in Part II, Item 6, Selected Financial Data beginning on page 11 and Part II, Item 8, Notes to Consolidated Financial Statements in Note 16 under the heading “Segment Information” beginning on page F-47.

Description of Business

As a publisher, Houghton Mifflin shapes ideas, information, and instructional methods into various media that satisfy the lifelong need of people to learn, gain proficiency, and be entertained. Houghton Mifflin seeks out, selects, and generates worthwhile concepts and then enhances their value and accessibility through creative development, design, production, marketing, sales, and distribution. While Houghton Mifflin’s works have been published principally in printed form, programs or works are also published in other formats, including computer software, laser discs, CD-ROM, and Internet-based platforms.

Business Segments

K-12 Publishing

Overview

The K-12 Publishing segment develops and markets comprehensive educational programs and assessments targeted to the more than 54 million students in over 119,000 elementary and secondary schools in the United States, principally in core academic subjects. Products and services include textbooks, workbooks, supplemental materials, technology-based products, teaching guides and other resources, and teacher training as part of a full-service offering to schools, educators, and students. With an in-house editorial staff supplemented by external specialists, Houghton Mifflin develops programs that can be aligned to state standards and customized for specific state requests. In addition, through Riverside and Edusoft, the K-12 Publishing segment offers a wide range of educational, cognitive, and developmental standardized testing products in print, CD-ROM, and online formats, targeting the educational and clinical assessment markets.

In the educational publishing industry, materials are often described as “basal” or “supplemental.” Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and are the primary source of classroom instruction. They typically include a student textbook and a variety of ancillary materials, such as teacher’s editions, charts, classroom displays, classroom handouts, workbooks, tests, CD-ROMs, and online materials. Supplemental materials provide focused information about a topic or practice in a particular skill, but not the comprehensive system of materials offered in a basal program. These materials are used both as alternatives and as supplements to core basal textbooks, enabling local educators to cost-effectively tailor standard programs to the specific needs of their students. Supplementals are generally purchased irrespective of adoption schedules, creating net sales and earnings that do not vary greatly with the adoption cycle. In addition, the development of supplemental materials tends to require significantly less capital investment than the development of a basal program.

Adoption Process

Adoption is the process by which public elementary and secondary schools select and purchase new instructional materials. The terms “adopt” and “adoption” are often used to describe the overall process of a state governing body’s official approval of basal programs for selection and purchase by that state’s school districts, or an individual school or school district’s selection and purchase of basal programs.

Twenty states approve basal programs on a statewide basis for a particular subject (“adoption states”). These states represent approximately one-half of the U.S. elementary and secondary school-age population. The selections typically occur every five to seven years according to a schedule publicized years in advance. Historically, deviations from announced adoptions have been minimal. The funding for the purchase of the materials in an adoption state is approved at the state level and is appropriated by subject. Typically, a school or school district within an adoption state may use state funding to purchase instructional materials only from the list of programs that have been adopted by the particular state’s governing body. After the state entities have approved instructional materials, individual schools later decide the quantity and timing of their purchases.

In the other states, referred to as “open states” or “open territories,” each individual school or school district can purchase materials without restrictions. Schools and school districts in open territories often consider decisions made in large adoption states when making their own purchasing decisions.

In adoption states, the state school board’s decision to approve a certain program developed by an educational publisher depends on recommendations from textbook committees, which are often comprised of educators and curriculum specialists. To ensure the approval and subsequent success of a new textbook program, extensive market research is conducted, including: (i) discussions of the planned curriculum with the state level curriculum advisors to secure their support; (ii) development of prototype textbooks that are focus-tested with educators, often against competing programs, to gather feedback on the program’s content and design; and (iii) incorporation of qualitative input from existing customers in terms of classroom needs. Historically, it has been rare that any of the major educational publishers has failed to have a program listed in a state for which it has invested significantly in development. However, a publisher’s ultimate market share in a given state will generally depend on the quality of its program and materials, the magnitude of its marketing and sales efforts, and the strength and nature of its relationships with key decision-makers at the district level.

Generally, a national edition is developed for sale in open territories and smaller adoption states, while programs for states that represent large purchasing opportunities are customized. The sales organization presents to school boards and textbook selection committees, which in turn make recommendations to departments of education in adoption states and to district level school boards in open territories. It is the Company’s belief that documented success in adoption states, especially California, Texas, and Florida, which in the aggregate comprised almost 28% of the market in recent years, can often positively influence a publisher’s sales efforts in open territories.

Once an adoption schedule is set, Houghton Mifflin analyzes upcoming opportunities and begins to develop content for basal programs. The preparation for any new program includes an upfront investment in research and editorial costs, which generally begins up to three years before a major new adoption. Additional investment is required to tailor content to specific adoption states, with the amount of the investment depending upon the potential size of the opportunity, but generally being less than the initial investment. Because the adoption cycle is staggered by subject, positive cash flows from existing programs are used to finance spending for new program development.

Supplementary materials and assessments are generally not adopted through this process. Supplementary materials are sold as off-the-shelf materials to schools and districts. Assessment programs are either bought as custom programs for statewide assessment, following a request for proposal process, or as off-the-shelf products in schools and districts.

Operations

The K-12 Publishing segment operates through five primary divisions: School Division, McDougal Littell, Great Source Education Group (including Cognitive Concepts, Inc. (“CCI”)), Riverside, and Edusoft. Each division benefits from strong relationships with its customers, most of which have been developed over many years through a service-based approach to designing, marketing, and implementing its programs.

School. The School Division develops and markets leading basal programs for the kindergarten through grade eight market utilizing the Houghton Mifflin brand. The division focuses its publishing portfolio on the subjects that have consistently received the highest priority from educators and politicians, namely reading, language arts (including spelling and English), mathematics, science, and social studies. In each subject, comprehensive learning programs are designed and then marketed with a variety of proprietary products to maximize teaching effectiveness, including textbooks, workbooks, teachers’ guides and resources, audio/visual aids, and technology-based products.

McDougal Littell. The McDougal Littell Division develops and markets basal programs for the grades six through twelve market, utilizing the McDougal Littell brand. The division publishes products and provides services in five of the six major educational subjects: literature/language arts, mathematics, social studies, world languages, and science. Vocational studies is the only subject in which McDougal Littell does not offer products and services. The editorial process, like that of the School Division, involves significant market research. McDougal Littell designs broad programs for middle school grades and course-specific products for high school.

Great Source Education Group. The Great Source Education Group Division develops and markets instructional, curriculum-based educational supplements for the pre-kindergarten through grade twelve market, utilizing various brands, including the Write Source and Earobics brands. The division offers such products as handbooks, instructional kits, summer school and after-school curricula, consumable student practice books, and test review books, as well as other resources. These materials supplement the core curriculum, allowing local educators to cost-effectively tailor standard programs for the specific needs of their students in the areas of intervention, special education, and early language learning. Many of Great Source Education Group’s product lines sell well outside the adoption cycle, creating a revenue stream that does not vary greatly with the adoption schedule.

Riverside. The Riverside Division develops and markets testing and assessment products for the grades K-12 and clinical markets and offers scoring and reporting services. The division’s tests include: (i) norm- referenced tests, or NRTs, which compare students to national performance levels; (ii) criterion-referenced tests, or CRTs, which are standards-based educational assessments, frequently customized for state educational entities; and (iii) clinical tests, which assess intellectual, cognitive, and behavioral development.

Edusoft. The Edusoft Division develops and sells testing technology to the K-12 market. The Edusoft product is a paper-to-web-based assessment platform that helps school districts, administrators, teachers, and parents track student performance on state standards through three kinds of tests: state exams, district benchmarks, and in-class teacher tests. The division’s testing and reporting solution gives districts the information they need to help improve instruction and student performance.

Sales and Marketing

Major regional sales offices for the K-12 Publishing segment are in California, Georgia, and Texas. Each division in the K-12 Publishing segment has its own dedicated sales force, comprised largely of former educators. The School and McDougal Littell Divisions employ a combined sales force in excess of 500 people. The Great Source Education Group, Riverside, and Edusoft sales forces are smaller. The Great Source Education Group sales force works with the School and McDougal Littell Divisions to maximize customer relationships. McDougal Littell also markets the College Division’s texts for high school advanced placement courses.

The sales force focuses on maintaining strong relationships with decision-makers in the adoption states, including teachers, district administrators, and state policymakers. In open territory states the sales force uses canvassing to strengthen relationships with decision-makers. Marketing efforts begin at the conception of the development of a new program. In the case of states where programs are already established, marketing efforts are continuous. Formal market research efforts include educator focus groups, prototypes of student and ancillary materials, and comparisons against competing products. Additional informal market research includes ongoing feedback from the sales force in identifying teachers’ and students’ requirements. The marketing and editorial staffs work closely together to incorporate the results of research into products, developing the most updated, research- and needs-based curricula. Once product development is complete, the sales campaign involves product presentations and sampling along with presentations by key authors. Sending sample copies is an essential part of marketing instructional materials. In addition, once a program is purchased, a variety of additional materials may be provided to purchasers at no cost. These additional materials, usually called “implementation” materials, are a cost of doing business. Training sessions are also conducted within a school district that has purchased the materials to help teachers learn to use the products effectively and to provide professional development services for which fees are charged.

College Publishing

Overview

The College Publishing segment publishes textbooks, ancillary products, such as workbooks and study guides, technology-based instructional materials, teacher materials, and other materials, primarily for introductory college-level courses. This segment targets more than 16 million students in over 4,200 institutions in the post-secondary higher education market. Concentration is on college courses in core disciplines, such as mathematics, chemistry, history, psychology, modern languages, accounting, business, and remedial studies, although some recent growth has come from new publications for high school advanced placement courses. The library of titles for introductory college courses enables the College Publishing segment to generate considerable sales in the high school advanced placement market.

In the post-secondary market, the faculty generally selects the textbooks and other materials to be used in class, acting either as a committee or individually. Affiliated college bookstores and large retail chains order post-secondary educational materials based on professors’ selections for purchase by college students. Historically, approximately 30% of all student purchases in the college market are used books. In the private career school market, the institution generally purchases products directly from the publisher and requires students to purchase those products from the institution as part of the tuition. For high school advanced placement courses, which generate a considerable portion of the College Division’s net sales, the selection of college-level materials is made through the adoption or open-territory selection processes described above.

College textbooks generally are updated every three to four years by authors and publishers. Textbooks with a current-year copyright date are referred to in the industry as “frontlist,” textbooks with a subsequent year copyright date referred to as “early in-stock,” and textbooks with an older copyright date referred to as “backlist.” The success of each year’s frontlist and early in-stock titles significantly influences sales of backlist titles in subsequent years. Consequently, most of the selling and marketing activities of college publishers focus on promoting frontlist and early in-stock titles.

Operations

The College Division’s products are offered primarily to the post-secondary higher education market in traditional print, electronic, and Internet-based formats; virtually all major print textbooks now have an integrated technology component such as a website or multimedia CD-ROM. Many of the division’s products are sold to high school advanced placement courses and to certificate-granting, for-profit institutions that offer skill-based training and job placement.

The College Division’s portfolio consists of titles by highly regarded authors who are experts in their respective disciplines. The authors agree to certain non-compete provisions, as is common industry practice, that prevent them from authoring for other publishers’ books and technology-based products that directly compete with the products that they create for the Company. Authors who are experts in their field write the majority of a book while the in-house editorial staff focuses on pedagogical development, layout, graphics, and refinement.

A significant portion of the college content is digitally stored and indexed, which enables the efficient development of new electronic and print products, optimizes the customization process, and allows publication in concurrent multi-media formats. Additionally, with nearly all college students utilizing the Internet, the College Division supports more than 600 textbook-related websites for students and professors.

Sales and Marketing

The College Division employs a sales and marketing force in excess of 180 people that promotes products to college faculty through a combination of on-campus visits, shipments of sample products, and direct marketing. As professors have embraced e-mail and the Internet to a greater extent in recent years, the role of direct marketing, especially e-mail correspondence, has increased significantly. The sales force continually canvasses college faculty with products. In addition, a dedicated McDougall Littell sales force sells advanced placement products in the high school market.

Trade and Reference Publishing

Overview

Specializing in high-quality adult and children’s books that generate strong backlist sales, the Trade and Reference Publishing segment’s adult list includes fiction, non-fiction, field guides, and cookbooks. The children’s list includes board books, picture books, and young adult novels. The market for reference materials, including dictionaries and thesauruses, is characterized by stable spending patterns and significant concentration among a small number of well-recognized brands. Despite the growing accessibility and desirability of the Internet as an information source, the Internet has not significantly affected the usage levels of print dictionaries and thesauruses, which offer relative convenience and ease of use. Nevertheless, web-based and other electronic resources will continue to develop and drive industry growth by addressing changing consumer behavior. Moreover, certain reference publishers, including the Company, have taken steps to digitize existing content in order to exploit online opportunities. Typically, publishers will license their content to online providers.

Operations

The Trade and Reference Publishing segment publishes quality fiction and non-fiction books for adults and children, dictionaries, and other reference works under brands such as Houghton Mifflin, Mariner Books, Clarion Books, American Heritage dictionaries, and Kingfisher Publishing plc (“Kingfisher”), a U.K.-based publisher of children’s fiction and non-fiction titles and reference materials for the trade market worldwide. The Trade and Reference Publishing segment generates a majority of its sales from its backlist of more than 3,000 titles, thereby reducing its dependence on introducing bestsellers each year, which can be a volatile market.

Sales and Marketing

The Trade and Reference Publishing segment’s marketing and publicity strategies focus on both booksellers and end consumers and contribute significantly to the success of an author and/or title. The Trade and Reference Publishing segment employs a sales force that principally covers the reseller marketplace, including retail chains, independent bookstores, online booksellers, wholesalers, and a variety of non-traditional book outlets. The sales forces of the other divisions are used to sell trade and reference products into the K-12 and college markets. Reference materials, in particular, are sold to K-12 schools and colleges, as well as to office supply distributors and businesses. The Trade and Reference Publishing segment also licenses book rights and content to paperback publishers, book clubs, websites, and other publishers as well as electronic businesses in the United States and abroad.

Other

Overview

Promissor is a developer and provider of testing services and products for professional certification and licensure. Generally, the professional assessment market has a highly fragmented customer base with numerous niche participants competing in various segments. Regulatory and professional associations typically select vendors based on detailed responses to extensive requests for proposals. The test-vendor selection process is generally based on a combination of variables that represent “best value” to the agency or organization, including the relationship developed with the key decision-maker and the vendor’s reputation as a quality service provider. Services are contracted for multiple years and are characterized by high renewal rates. This segment also includes unallocated corporate items.

Operations

Promissor provides testing services and products for professional certification and licensure, as well as employment screening, placement, evaluation, and fingerprinting in the United States and internationally. Promissor and its predecessors have operated in the licensing industry for more than twenty years. The division has 134 proprietary testing centers nationwide. In addition, it offers information technology and other certification testing services at over 1,500 locations internationally. It works with clients to design testing solutions, provide content management software tools, and deliver tests or support services. On behalf of its regulatory and professional association clients, Promissor provides the tests required to license or certify insurance brokers, nurse aides, real estate agents, and many other occupations and professions.

Sales and Marketing

Promissor provides psychometric services, exam development, full examination and licensing administration services, and overall certification and licensing program management. Primary markets include licensing and certification bodies in North America and the United Kingdom.

Raw Materials, Printing and Binding

Paper is one of the principal raw materials used. Paper is purchased directly from a limited number of suppliers and paper merchants with whom the Company has various agreements that protect against price increases. The Company has not experienced and does not anticipate experiencing difficulty in obtaining adequate supplies of paper for operations, as agreements exist with reliable suppliers that assure availability on all main paper grades that the Company procures. While prices fluctuate depending upon market conditions, average market paper prices increased moderately in 2004.

The Company outsources the print, bind, and cover of its products, with approximately 80% of printing currently handled by Quebecor Publishing, R.R. Donnelley & Sons, Banta Corporation, Von Hoffman Press, Webcrafters, and Lehigh Press. The Company has a longstanding relationship with each printer.

Customers and Seasonality

In the K-12 market, the Company typically receives payments for products and services from individual school districts, and to a lesser extent individual schools and states. In the college and trade and reference markets, payment is received for products and services from book distributors and retail booksellers. In the case of the testing and assessment products and services, payment is received from the individually contracted parties.

Approximately 85% of revenues are derived from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, approximately 75% of consolidated net sales are realized in these two quarters.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year revenues. No single customer accounts for more than 10% of consolidated net sales. The Company’s largest single customer is Barnes & Noble, which purchases both College and Trade and Reference products. Although the loss of a single customer, including Barnes & Noble, or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of the Company’s products can materially affect year-to-year revenue performance.

Distribution

The Company operates five distribution facilities from which the Company coordinates its own distribution process: two in Indianapolis, Indiana and one each in Geneva, Illinois; Kennesaw, Georgia; and Dallas, Texas. Additionally, some adoption states require the use of in-state textbook depositories for educational materials sold in that particular state. Riverside ships its products primarily from a distribution vendor located in Green Bay, Wisconsin. The Company utilizes delivery firms including United Parcel Service, Inc., FedEx Corporation, and DHL Worldwide Express, Inc. to facilitate the principally ground transportation of products.

Competition

The Company sells its products in highly competitive markets. In these markets, product quality and customer service are major factors in generating sales growth. Other factors affecting sales growth in the K-12 market include the level of student enrollment in subjects that are up for adoption and the level of spending per student in each state and/or school district. Profitability is affected by industry developments including: (i) increasingly competitive selling, sampling, and implementation costs; (ii) rising development costs due to customer requirements for more customized instructional materials and assessment programs; and (iii) higher technology costs due to the increased number of textbook program components being developed in digital formats.

The Company competes with large publishers, such as Reed Elsevier plc, Pearson plc, The Thomson Corporation, and The McGraw-Hill Companies, Inc. The Company has three primary competitors in the K-12 market, seven in the college market, six in the trade and reference market, and two in the corporate certification and testing market.

Employees

As of December 31, 2004, the Company employed 3,554 regular employees. Approximately 1,354 of the employees are located in Boston, Massachusetts; 1,276 in the Chicago, Illinois metro area; 381 in Philadelphia, Pennsylvania; and 213 in Indianapolis, Indiana. The Company’s sales force makes up approximately 23% of all employees. None of the employees are subject to collective bargaining agreements. The Company believes that relations with employees are generally good.

Intellectual Property

The Company’s principal intellectual property assets consist of trademarks and copyrights in its content, as well as other rights in its brand names. Substantially all of the Company’s publications are protected by copyright, whether registered or unregistered, either in the Company’s name or in the name of the author of the work. Such copyrights protect the Company’s exclusive right to publish the work in the United States and in many countries abroad for specified periods. In most cases, protection extends for the author’s life plus 70 years, but in any event a minimum of 28 years for works published prior to 1978 and 95 years for works published thereafter.

The Company does not own any material patents, franchises, or concessions, but has registered certain trademarks and service marks in connection with its publishing businesses. The Company believes it has taken, and takes in the ordinary course of business, all appropriate available legal steps to protect its intellectual property in all relevant jurisdictions.

Environmental Matters

The Company generally contracts with independent printers and binders for their services, and operations are generally not otherwise affected by environmental laws and regulations. However, as the owner and lessee of real property, regardless of fault, it is possible that the Company could face liability if contamination were to be discovered on the properties it owns or leases. The Company is currently unaware of any material environmental liabilities or other material environmental issues relating to its properties or operations and anticipates no material expenditures for compliance with environmental laws or regulations.

Financial Information About Geographic Areas

Sales outside of the U.S. are not significant to Houghton Mifflin’s four reporting segments.

Item 2. Properties

The principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

The following table describes the approximate building areas in square feet, principal uses, and the years of expiration on leased premises of the Company’s significant operating properties as of February 4, 2005. The Company believes that these properties are suitable and adequate for its present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

Location	Expiration Year	Approximate Area	Principal Use of Space	Segment Used By
Owned Premises:
Indianapolis, Indiana	N/A	503,000	Offices and warehouse	K-12 Publishing and College Publishing
Geneva, Illinois	N/A	486,000	Customer service, offices and warehouse	K-12 Publishing
Leased Premises:
Indianapolis, Indiana	2007	361,200	Warehouse	Trade and Reference Publishing and K-12 Publishing
Boston, Massachusetts	2007	318,000	Corporate headquarters	All segments
Evanston, Illinois	2017	148,900	Offices	K-12 Publishing (McDougal Littell)
Itasca, Illinois	2006	75,000	Offices	K-12 Publishing (Riverside)
Dallas, Texas	2005	70,000	Sales office and warehouse	K-12 Publishing
Bala Cynwyd, Pennsylvania	2011	66,000	Offices	Other (Promissor)
Wilmington, Massachusetts	2005	51,700	Customer service and offices	K-12 Publishing (Great Source Education Group)
Itasca, Illinois	2006	50,000	Office and print and scoring manufacturing center	K-12 Publishing (Riverside)
Kennesaw, Georgia	2006	39,000	Warehouse and sales office	K-12 Publishing
New York, New York	2016	28,700	Offices	Trade and Reference Publishing and College Publishing
Addison, Illinois	2006	29,000	Offices	K-12 Publishing (Riverside)
St. Charles, Illinois	2006	19,900	Customer service and sales offices	College Publishing
San Francisco, California	2006	19,300	Offices	K-12 Publishing (Edusoft)
Boston, Massachusetts	2005	11,000	Offices	K-12 Publishing

In addition, the Company leases 13 smaller sales offices. Promissor leases 134 additional smaller facilities for use as testing centers.

Item 3. Legal Proceedings

From time to time the Company is involved in litigation incidental to the conduct of business. The Company believes that no litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the sole stockholder in the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neither Publishing nor Houghton Mifflin has any publicly traded common stock.

Item 6. Selected Financial Data

The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the years ended December 31, 2004, 2003, and 2002, and the selected historical consolidated balance sheet data as of December 31, 2004 and December 31, 2003 have been derived from the historical financial statements of Publishing, appearing elsewhere in this annual report on Form 10-K. The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the periods of July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001 and the year ended December 31, 2000, and the selected historical consolidated balance sheet data as of December 31, 2002, 2001, and 2000 have been derived from the historical financial statements of Publishing, which are not included in this Form 10-K.

The selected historical consolidated financial data set forth below should be read in conjunction with, and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and accompanying notes included elsewhere in this filing.

	HM Publishing Corp.
	Years Ended (Successor Basis)		Year Ended (Predecessor Basis)	Period Ended (Predecessor Basis)	Period Ended (Pre-predecessor Basis)	Year Ended Pre-predecessor Basis)
	December 31, 2004	December 31, 2003	December 31, 2002	July 7, 2001 through December 31, 2001	January 1, 2001 through July 6, 2001 (a)	December 31, 2000 (a)
			(dollars in thousands)
Statement of Operations Data:
Net sales	$1,282,834	$1,263,536	$1,194,568	$693,028	$436,180	$1,001,735
Cost of sales excluding pre-publication and publishing rights amortization	524,096	500,267	470,079	279,831	231,262	404,037
Pre-publication and publishing rights amortization	183,232	161,324	155,200	76,254	28,963	51,990

Cost of sales	707,328	661,591	625,279	356,085	260,225	456,027
Selling and administrative	554,278	550,900	496,215	197,764	260,723	372,685
Intangible asset amortization	4,553	1,368	1,566	549	16,139	30,942
Goodwill impairment charge (b)	—	—	775,000	—	—	—
Acquired in-process research and development	—	—	—	—	—	1,300

Operating income (loss)	16,675	49,677	(703,492)	138,630	(100,907)	140,781
Net interest expense	(127,993)	(117,079)	(42,638)	(25,324)	(17,975)	(31,804)
Debt extinguishment costs	—	(48,427)	—	—	—	—
Other income (expense)	184	(39)	—	(43)	(4,204)	(7,290)

Income (loss) from continuing operations before income taxes and extraordinary item	$(111,134)	$(115,868)	$(746,130)	$113,263	$(123,086)	$101,687

Other Operating Data:
Depreciation and amortization	$224,887	$195,015	$186,736	$85,125	$54,044	$99,168
Capital investments excluding pre- publication (c)	47,024	26,037	39,519	16,836	13,778	22,318
Capital investments pre-publication (c)	93,923	95,610	95,178	45,572	42,841	87,249
Ratio of earnings to combined fixed charges and preferred dividends (d)	(d )	(d )	(d )	4.6x	(d )	3.6x
Cash Flow Data:
Cash flows from (used in) continuing operating activities	$168,926	$185,260	$302,033	$360,551	$(108,005)	$119,423
Cash flows used in continuing investing activities	(175,739)	(171,506)	(140,465)	(80,884)	(65,322)	(129,336)
Cash flows from (used in) continuing financing activities	(1,002)	68,086	(65,247)	(269,258)	172,205	13,341
Net Sales Operating Segments:
K-12 Publishing	$849,809	$848,372	$773,031	$454,476	$339,235	$724,758
College Publishing	220,891	226,099	211,942	139,352	46,594	174,406
Trade and Reference Publishing	148,188	125,129	144,510	97,333	49,625	101,568
Other	63,946	63,936	65,085	1,867	726	1,003

Total net sales	$1,282,834	$1,263,536	$1,194,568	$693,028	$436,180	$1,001,735

	HM Publishing Corp.
	Successor Basis			Predecessor Basis	Pre-predecessor Basis
	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002	As of December 31, 2001	As of December 31, 2000(a)
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$151,358	$159,093	$77,797	$24,278	$14,947
Working capital (e)	305,453	282,903	275,400	191,857	33,002
Total assets	2,359,647	2,441,163	2,389,790	3,125,069	1,123,974
Total long-term debt	1,309,983	1,289,684	1,034,073	381,703	224,687
Total debt (f)	1,310,027	1,290,723	1,034,390	382,638	438,478
Redeemable preferred stock	—	—	—	125,000	—
Stockholder’s equity	325,777	395,974	615,000	1,279,511	413,862

(a)	Excludes results of certain smaller business units previously owned by Vivendi Universal, S.A. (“Vivendi”) that were contributed to Houghton Mifflin concurrent with Vivendi’s acquisition of Houghton Mifflin in 2001 (the “Vivendi Purchase”).
(b)	Reflects the non-recurring, non-cash effect for the impairment write-down of goodwill as of December 31, 2002, resulting from the reduction in Houghton Mifflin’s fair value.
(c)	Pre-publication capital investments include art, prepress, and other costs incurred in the creation of a master copy of a book or other media. These investments are capitalized and then amortized over the subsequent three to five years. The costs to write manuscripts are expensed as incurred.
(d)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of discount and interest costs, one-third of operating rental expense which management believes is representative of the interest component of rent expense and preferred dividends and associated redemption costs. Due to the loss from operations for the years ended December 31, 2004, 2003, and 2002 and for the period prior to the Vivendi Purchase (“Pre-predecessor Stub Period”), there were insufficient earnings of $111.1 million, $115.9 million, $760.1 million, and $123.1 million, respectively, to cover fixed charges.
(e)	Represents total current assets minus total current liabilities excluding discontinued operations.
(f)	Excludes intercompany promissory notes owed to Vivendi.

The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the years ended December 31, 2004, 2003, and 2002, and the selected historical consolidated balance sheet data as of December 31, 2004 and December 31, 2003 have been derived from the historical financial statements of Houghton Mifflin, appearing elsewhere in this annual report on Form 10-K. The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the periods of July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001 and for the year ended December 31, 2000, and the selected historical consolidated balance sheet data as of December 31, 2002, 2001, and 2000 have been derived from the historical financial statements of Houghton Mifflin, which are not included in this Form 10-K.

The selected historical consolidated financial data set forth below should be read in conjunction with, and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and accompanying notes included elsewhere in this filing.

	Houghton Mifflin Company
	Years Ended (Successor Basis)		Year Ended (Predecessor Basis)	Period Ended (Predecessor Basis)	Period Ended (Pre-predecessor Basis)	Year Ended (Pre-predecessor Basis)
	December 31, 2004	December 31, 2003	December 31, 2002	July 7, 2001 through December 31, 2001	January 1, 2001 through July 6, 2001 (a)	December 31, 2000 (a)
			(dollars in thousands)
Statement of Operations Data:
Net sales	$1,282,834	$1,263,536	$1,194,568	$693,028	$436,180	$1,001,735
Cost of sales excluding pre-publication and publishing rights amortization	524,096	500,267	470,079	279,831	231,262	404,037
Pre-publication and publishing rights amortization	183,232	161,324	155,200	76,254	28,963	51,990

Cost of sales	707,328	661,591	625,279	356,085	260,225	456,027
Selling and administrative	554,278	550,900	496,215	197,764	260,723	372,685
Intangible asset amortization	4,553	1,368	1,566	549	16,139	30,942
Goodwill impairment charge (b)	—	—	775,000	—	—	—
Acquired in-process research and development	—	—	—	—	—	1,300

Operating income (loss)	16,675	49,677	(703,492)	138,630	(100,907)	140,781
Net interest expense	(109,165)	(112,639)	(42,638)	(25,324)	(17,975)	(31,804)
Debt extinguishment costs	—	(48,427)	—	—	—	—
Other income (expense)	184	(39)	—	(43)	(4,204)	(7,290)

Income (loss) from continuing operations before income taxes and extraordinary item	$(92,306)	$(111,428)	$(746,130)	$113,263	$(123,086)	$101,687

Other Operating Data:
Depreciation and amortization	$224,887	$195,015	$186,736	$85,125	$54,044	$99,168
Capital investments excluding pre-publication (c)	47,024	26,037	39,519	16,836	13,778	22,318
Capital investments pre-publication (c)	93,923	95,610	95,178	45,572	42,841	87,249
Ratio of earnings to combined fixed charges and preferred dividends (d)	(d )	(d )	(d )	4.6x	(d )	3.6x
Cash Flow Data:
Cash flows from (used in) continuing operating activities	$168,926	$185,260	$302,033	$360,551	$(108,005)	$119,423
Cash flows used in continuing investing activities	(175,739)	(171,506)	(140,465)	(80,884)	(65,322)	(129,336)
Cash flows from (used in) continuing financing activities	(1,002)	68,086	(65,247)	(269,258)	172,205	13,341
Net Sales Operating Segments:
K-12 Publishing	$849,809	$848,372	$773,031	$454,476	$339,235	$724,758
College Publishing	220,891	226,099	211,942	139,352	46,594	174,406
Trade and Reference Publishing	148,188	125,129	144,510	97,333	49,625	101,568
Other	63,946	63,936	65,085	1,867	726	1,003

Total net sales	$1,282,834	$1,263,536	$1,194,568	$693,028	$436,180	$1,001,735

	Houghton Mifflin Company
	Successor Basis			Predecessor Basis	Pre-predecessor Basis
	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002	As of December 31, 2001	As of December 31, 2000(a)
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$151,358	$159,093	$77,797	$24,278	$14,947
Working capital (e)	305,937	283,128	275,400	191,857	33,002
Total assets	2,354,203	2,435,386	2,389,790	3,125,069	1,123,974
Total long-term debt	1,136,512	1,134,449	1,034,073	381,703	224,687
Total debt (f)	1,136,556	1,135,488	1,034,390	382,638	438,478
Redeemable preferred stock	—	—	—	125,000	—
Stockholder’s equity	486,578	544,236	615,000	1,279,511	413,862

(a)	Excludes results of certain smaller business units previously owned by Vivendi that were contributed to Houghton Mifflin concurrent with the Vivendi Purchase.
(b)	Reflects the non-recurring, non-cash effect for the impairment write-down of goodwill as of December 31, 2002, resulting from the reduction in Houghton Mifflin’s fair value.
(c)	Pre-publication capital investments include art, prepress, and other costs incurred in the creation of a master copy of a book or other media. These investments are capitalized and then amortized over the subsequent three to five years. The costs to write manuscripts are expensed as incurred.
(d)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of discount and interest costs, one-third of operating rental expense which management believes is representative of the interest component of rent expense and preferred dividends and associated redemption costs. Due to the loss from operations for the years ended December 31, 2004, 2003, and 2002 and for the period prior to the Vivendi Purchase (“Pre-predecessor Stub Period”), there were insufficient earnings of $92.3 million, $111.4 million, $760.1 million, and $123.1 million, respectively, to cover fixed charges.
(e)	Represents total current assets minus total current liabilities excluding discontinued operations.
(f)	Excludes intercompany promissory notes owed to Vivendi.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On December 30, 2002, Holdings acquired (the “Acquisition”) all of the outstanding shares of Houghton Mifflin from Vivendi Communications North America, Inc. (“Vivendi Communications”), a wholly owned subsidiary of Vivendi Universal, S.A. (“Vivendi”). In accordance with the requirements of purchase accounting, the assets and liabilities of Houghton Mifflin were adjusted to their estimated fair values and the resulting goodwill computed as of the Acquisition date. The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and subsequent to December 31, 2002, are not comparable to prior consolidated financial statements. The consolidated statement of financial operations data of the Company for the years ended December 31, 2004 and 2003 is prepared on a “Successor Basis” reflecting the Acquisition, and for the year ended December 31, 2002 on a “Predecessor Basis.”

The discussion and analysis of historical periods prior to January 1, 2003 do not reflect the significant impact that the Acquisition and associated financing activities have had and will have on Houghton Mifflin, including increased leverage and increased liquidity requirements. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with “Selected Historical Consolidated Financial Data” and the audited historical consolidated financial statements and related notes included elsewhere in this filing.

Overview

Houghton Mifflin is a leading publisher in the K-12 and college education, trade and reference, and educational, clinical, and professional testing markets in the United States. A diverse portfolio of products and services is offered within each of these markets, including textbooks, workbooks, supplemental materials, technology-based products, teaching guides, various types of standardized and customized tests, professional assessment products, and a range of trade and reference titles. The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant.

The Company has nine divisions that offer products and services. These divisions are grouped in four reporting segments:

•	K-12 Publishing This segment consists of five divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), Riverside, and Edusoft. This reporting segment sells textbooks, instructional materials and services, tests for measuring achievement and aptitude, clinical and special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

•	College Publishing The College Division is the sole business unit reported in this segment. This reporting segment sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two and four year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

•	Trade and Reference Publishing This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher was acquired on December 30, 2002 and its results of operations are included for periods subsequent to that date. Kingfisher management reports functionally to the Trade and Reference Division. This reporting segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. The principal markets for these products are retail stores, including Internet bookstore sites and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors, and businesses.

•	Other This segment consists of Promissor and unallocated corporate items. Promissor develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement, and evaluation to regulatory entities, professional associations, and corporations.

The Company derives approximately 85% of its revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year. Colleges typically make most of their purchases in the third and fourth quarters for the semesters starting classes in September and January. The Company realizes approximately 75% of consolidated net sales in the second and third quarters.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on the Company’s year-to-year revenues. No single customer accounts for more than 10% of consolidated net sales. The Company’s largest single customer is Barnes & Noble, which purchases both Trade and Reference and College products. In management’s opinion, a loss of a single customer, including Barnes & Noble, would not have a material adverse effect on the Company. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of its products can materially affect year-to-year revenue performance. The impact of inflation and changing prices has not had a material impact on the Company’s consolidated financial statements and results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires estimates, assumptions, and judgments to be made that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and assumptions including, but not limited to, book returns, allowance for bad debts, recoverability of advances to authors, valuation and recoverability of inventory, depreciation and amortization periods, recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, intangible assets, and goodwill, as well as deferred revenue, income taxes, restructurings, pensions and other postretirement benefits, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company derives revenue primarily from the sale of textbooks and instructional materials, trade books, reference materials, assessment materials, and multimedia instructional programs, license fees for book rights, content and software, and services that include test scoring, test development, and training.

The Company recognizes revenue from textbooks and instructional materials, trade books, reference materials, assessment materials, and multimedia instructional programs in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped, title and risk of loss have transferred to the customer, all significant obligations have been performed, and collection is reasonably assured.

Effective July 1, 2003, Houghton Mifflin adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF applies to certain contracts having multiple elements or deliverables, some of which will be delivered at dates subsequent to the initial sale. The relative share of revenue for the undelivered items are deferred until such time as the products are delivered to the customer. The anticipated growth in the adoption cycle may have a material impact on the level of deferred revenue in future years.

License fees for software products without future obligations are recognized upon delivery. Certain contracts include software and ongoing fees for maintenance and other support. If vendor specific objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate.

Revenue for test delivery, test scoring, and training is recognized when the services have been completed, the fee is fixed and determinable, and collection is reasonably assured. Revenue for fixed-priced contracts that require significant test development is recognized as the services are provided. Differences between what has been billed and what has been recognized as revenue are recorded as deferred revenue. Losses on such contracts are recognized when they become known.

The Company enters into agreements to license certain book publishing rights and content. Revenue is recognized on those arrangements in accordance with the license agreements, when all materials have been delivered to the customer, and collection is reasonably assured.

As products are shipped with a right of return, a provision for estimated returns on these sales is made at the time of sale, based on historical experience. The Company records revenue for textbooks shipped from depository locations one month in arrears based on information received from the depository. Shipping and handling fees billed to customers are included in net sales. The cost of shipping and handling is included in selling and administrative expenses.

Cash, Cash Equivalents, and Short-term Investments

Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount approximates fair market value due to the short-term maturity of these instruments. Auction rate securities for which interest rates reset in less than three months, but for which the maturity date is greater than three months, are classified as short-term investments. Despite the long-term nature of the auction rate securities contractual maturities, the Company has the ability to liquidate without delay, if necessary.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, the Company extends credit to customers that satisfy predefined criteria. The Company estimates the collectibility of its receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collectibility of these receivables. Reserves for book returns are based on historical return rates and sales patterns. Approximately 80% of total book returns, as well as the reserves for book returns, are related to the College Division and the Trade and Reference Division.

Inventory

The Company uses the lower of weighted average cost or market method to value inventory and determine cost of inventories included in cost of sales in the statement of operations. The level of obsolete and excess inventory is calculated on a program or title level by comparing the number of units in stock with the expected future demand. The estimate of expected future demand of a program or title is determined by the copyright year, the previous year’s sales history, the subsequent year’s sales forecast, known forward-looking trends including the development cycle to replace the title or program, and competing titles or programs. Based on this review, any excess stock is reserved as appropriate.

Pre-Publication Costs

The Company capitalizes the art, prepress, and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). The costs to write manuscripts are expensed as incurred. Pre-publication costs are amortized from the year of publication, or sale if earlier, over three to five years using the sum-of-the-years-digits method. This policy is used by all divisions, except for the Trade and Reference Division’s non-reference publications, which are expensed as incurred, and Riverside Division, which uses the straight-line amortization method. The amortization methods and periods chosen best reflect the expected sales generated from individual titles or programs. The Company evaluates the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be immediately recognized based primarily upon historical sales experience. Advances are evaluated periodically to determine if they are expected to be recovered. Any portion of a royalty advance that is not expected to be recovered is fully reserved. Approximately 60% of total royalty advances are related to the Trade and Reference Division.

Publishing Rights Intangibles

A publishing right allows the Company to publish and republish existing and future works as well as create new works based on previously published works. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. The Company calculates amortization using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before taxes over the useful life.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangibles consist of branded trademarks, acquired publishing rights, customer-related intangibles, and non-compete agreements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. With regard to goodwill, the Company tests for impairment annually on an implied residual basis by deducting the fair value of all assets and liabilities from the total estimated fair value of each reporting unit to determine the implied fair value of goodwill. Impairment recognized is measured by the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company estimates total fair value of reporting units using discounted cash flow analysis, and makes assumptions regarding future revenues, gross margins, investments in new products, capital spending, tax cash flows, and the terminal value of the reporting unit. With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The Company completed its annual goodwill and indefinite lived intangible asset impairment test as of October 1, 2004 and determined that no impairment existed. The other intangibles are amortized on an accelerated basis over their estimated useful lives between two and eighteen years.

In September 2002, the Company assessed the recoverability of goodwill and other long-lived assets because certain indicators of possible impairment were present, the most significant of which was the sale of Houghton Mifflin by Vivendi at an estimated selling price below the net book value of its net assets. An assessment was performed on the carrying value of long-lived assets other than goodwill, and determined that these assets were not impaired at that time. The goodwill impairment was measured on an implied residual basis, being the excess of recorded goodwill over the implied residual value, based on the sale price of Houghton Mifflin. As a result of this assessment of goodwill, a $775.0 million impairment charge was recorded in the consolidated statement of operations as of December 31, 2002.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is normally assessed by using a discounted cash flow model. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

Taxes

The Company has incurred losses subsequent to the Acquisition as a result of the financings having significantly increased interest expense and the Acquisition having increased certain other costs. The Company recorded significant deferred tax liabilities as a result of purchase accounting for the Acquisition with respect to book-tax differences for identifiable intangible assets. There was no step-up in tax basis for these assets and, accordingly, there is no expected future tax deductibility for them.

The Company has recorded a tax benefit for the losses incurred in 2004 and 2003. The recoverability of these taxable losses is adequately covered by existing taxable temporary differences that reverse before the expiration of the loss carry forward period allowed by law. The Company is projecting taxable income in the future that will utilize deferred tax assets recorded. If the Company does not anticipate sufficient taxable income in the near term, or if reversing taxable temporary differences are not sufficient, the Company would need to record a valuation allowance against deferred tax assets.

Retirement Plans

Houghton Mifflin maintains a qualified defined benefit pension plan that covers substantially all domestic employees, a defined benefit plan for Kingfisher, and an unfunded nonqualified defined benefit plan that covers domestic employees who earn over the qualified pay limit (together the “pension plans”).

Houghton Mifflin’s pension expense for all pension plans was $13.2 million in 2004, and is calculated based upon a number of actuarial assumptions, including a weighted average expected long-term rate of return on the assets of the pension plans of 8.0%. The overall expected long-term rate of return on U.S. plan assets is 8.0% and 7.0% for non-U.S. plan assets. The U.S. plan assets represent approximately 95% of total plan assets. In determining the expected return on plan assets, Houghton Mifflin considers the relative weighting of plan assets, the historical performance of plan assets and individual asset classes, and economic and other indicators of future performance.

The discount rates that are utilized for determining future pension obligations are based on the yields on high quality fixed income investments. Moody’s Investors Service Aa bond is one benchmark used for this purpose.

Houghton Mifflin regularly reviews the actual asset allocation and periodically rebalances its investments to its targeted allocation when appropriate. For 2005, Houghton Mifflin has maintained its weighted average expected long-term rate of return at 8.0%, as well as the associated asset allocation assumptions of approximately

60% equities and 40% fixed income investments. Houghton Mifflin will continue to evaluate its actuarial assumptions, including the weighted average expected rate of return, at least annually, and will adjust as necessary.

Houghton Mifflin estimates that its pension expense for all plans will be approximately $14 million in 2005. This estimate is based on a weighted average expected rate of return on the assets of the pension plans of 8.0%, a weighted average discount rate of 5.7%, and various other assumptions. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the plans.

Postretirement Benefit Plan

Houghton Mifflin provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service, and attained age 55. For retirements on or after January 1, 1993, the Company’s commitment to provide postretirement medical benefits is capped ($10,000 per year for coverage before age 65 and $5,000 per year for coverage at age 65 and over).

The postretirement medical expense was approximately $4 million in 2004, and is calculated based upon a discount rate of 5.8%, medical inflation rate range grading down from 12.5% to 5.0% per annum over time, and a number of other actuarial assumptions. The discount rates that are utilized for determining future benefit obligations are based on the yields on high quality fixed income investments. The weighted average discount rate determined on this basis has remained constant at 5.8% for 2004 and 2003.

Houghton Mifflin estimates that its postretirement medical expense will be approximately $4 million in 2005. This estimate is based on a discount rate of 5.8% and medical inflation range grading down from 11.0% to 5.0% per annum over time. Future actual postretirement medical expense will depend on future investment performance, changes in future discount rates, and assumed health care cost trend rates, as well as other factors related to the populations participating in the plan.

Results of Operations

The following tables set forth information regarding net sales, operating income (loss), and other information from the Company’s consolidated statements of operations.

	HM PUBLISHING
	Years Ended December 31,
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
		(dollars in millions)
Net sales
K-12 Publishing	$849.8	$848.4	$773.0
College Publishing	220.9	226.1	212.0
Trade and Reference Publishing	148.2	125.1	144.5
Other	63.9	63.9	65.1

Total net sales	1,282.8	1,263.5	1,194.6

Cost of sales excluding pre-publication and publishing rights amortization	524.1	500.3	470.1
Pre-publication and publishing rights amortization	183.2	161.3	155.2

Cost of sales	707.3	661.6	625.3
Selling and administrative	554.2	550.9	496.2
Intangible asset amortization	4.6	1.4	1.6
Goodwill impairment charge	—	—	775.0

Operating income (loss)	16.7	49.7	(703.5)
Net interest expense	(128.0)	(117.1)	(13.7)
Net interest expense from affiliate loans	—	—	(28.9)
Debt extinguishment costs	—	(48.4)	—
Other income	0.2	—	—
Income tax provision (benefit)	(40.7)	(42.4)	12.1

Loss from continuing operations	(70.4)	(73.4)	(758.3)
Loss from discontinued operations, net of tax	—	(1.2)	(31.8)
Preferred stock dividend and redemption costs, net of tax	—	—	(8.6)

Net loss available to common shareholders	$(70.4)	$(74.7)	$(798.7)

	HM PUBLISHING
	Years Ended December 31,
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
		(as a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	40.9	39.6	39.4
Pre-publication and publishing rights amortization	14.3	12.8	13.0
Cost of sales	55.1	52.4	52.4
Selling and administrative	43.2	43.6	41.5
Intangible asset amortization	0.4	0.1	0.1
Goodwill impairment charge	—	—	64.9
Operating income (loss)	1.3	3.9	(58.9)
Net interest expense	(10.0)	(9.3)	(3.6)
Debt extinguishment costs	—	(3.8)	—
Income tax provision (benefit)	(3.2)	(3.4)	1.0
Loss from continuing operations	(5.5)	(5.8)	(63.5)
Loss from discontinued operations, net of tax	—	(0.1)	(2.7)
Preferred stock dividend and redemption costs, net of tax	—	—	(0.7)
Net loss available to common shareholders	(5.5)%	(5.9)%	(66.9)%

Results of Operations (Continued)

	HOUGHTON MIFFLIN COMPANY
	Years Ended December 31,
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
		(dollars in millions)
Net sales:
K-12 Publishing	$849.8	$848.4	$773.0
College Publishing	220.9	226.1	212.0
Trade and Reference Publishing	148.2	125.1	144.5
Other	63.9	63.9	65.1

Total net sales	1,282.8	1,263.5	1,194.6

Cost of sales excluding pre-publication and publishing rights amortization	524.1	500.3	470.1
Pre-publication and publishing rights amortization	183.2	161.3	155.2

Cost of sales	707.3	661.6	625.3
Selling and administrative	554.2	550.9	496.2
Intangible asset amortization	4.6	1.4	1.6
Goodwill impairment charge	—	—	775.0

Operating income (loss)	16.7	49.7	(703.5)
Net interest expense	(109.2)	(112.6)	(13.7)
Net interest expense from affiliate loans	—	—	(28.9)
Debt extinguishment costs	—	(48.4)	—
Other income	0.2	—	—
Income tax provision (benefit)	(34.5)	(41.0)	12.1

Loss from continuing operations	(57.8)	(70.4)	(758.3)
Loss from discontinued operations, net of tax	—	(1.2)	(31.8)
Preferred stock dividend and redemption costs, net of tax	—	—	(8.6)

Net loss available to common shareholders	$(57.8)	$(71.6)	$(798.7)

	HOUGHTON MIFFLIN COMPANY
	Years Ended December 31,
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
		(as a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	40.9	39.6	39.4
Pre-publication and publishing rights amortization	14.3	12.8	13.0
Cost of sales	55.1	52.4	52.4
Selling and administrative	43.2	43.6	41.5
Intangible asset amortization	0.4	0.1	0.1
Goodwill impairment charge	—	—	64.9
Operating income (loss)	1.3	3.9	(58.9)
Net interest expense	(8.5)	(8.9)	(3.6)
Debt extinguishment costs	—	(3.8)	—
Income tax provision (benefit)	(2.7)	(3.2)	1.0
Loss from continuing operations	(4.5)	(5.6)	(63.5)
Loss from discontinued operations, net of tax	—	(0.1)	(2.7)
Preferred stock dividend and redemption costs, net of tax	—	—	(0.7)
Net loss available to common shareholders	(4.5)%	(5.7)%	(66.9)%

Results of Operations—Consolidated

Net Sales

The Company’s net sales for the year ended December 31, 2004 increased $19.3 million, or 1.5%, to $1,282.8 million from $1,263.5 million in the same period for 2003. The increase was most notably the result of the Trade and Reference Division’s higher sales of adult, cookbook, and children’s titles. Sales for the K-12 Publishing segment were flat due to the reduced number of adoption opportunities this year offset by the $9.3 million incremental net sales of Edusoft, acquired in December 2003.

The Company’s net sales for the year ended December 31, 2003 increased $68.9 million, or 5.8%, to $1,263.5 million from $1,194.6 million in the same period for 2002. The increase was due to the Company’s strategy of focusing on core competencies by targeting the largest segments of the education marketplace. The K-12 Publishing segment successfully demonstrated this with increased sales of $75.4 million in 2003.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization for the year ended December 31, 2004 increased $23.8 million, or 4.8%, to $524.1 million from $500.3 million for the same period in 2003. The higher cost of sales was the result of increases in editorial and production costs of $30.1 million, partially offset by decreased implementation costs of $6.5 million. The increases in editorial and production costs relate to new product development for adoption years 2005 through 2009 and resulted in a higher cost of sales as a percentage of net sales of 40.9% in 2004, compared to 39.6% in 2003.

The Company’s cost of sales excluding pre-publication and publishing rights amortization for the year ended December 31, 2003 increased $30.2 million, or 6.4%, to $500.3 million from $470.1 million for the same period in 2002. The higher cost of sales was primarily due to increases in manufacturing costs, royalties, and editorial costs. Higher manufacturing costs of $21.0 million were primarily due to higher sales and increased amortization of inventory step-up charges of $5.5 million as a result of the Acquisition. The increase in royalty costs of $4.6 million was primarily attributed to increased sales. Increased editorial expenses of $2.8 million were incurred for new program development and product revisions for sales opportunities in 2004 and beyond. Cost of sales as a percentage of net sales were relatively flat at 39.6% in 2003 compared to 39.4% in 2002.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization for the year ended December 31, 2004 increased $21.9 million, or 13.6%, to $183.2 million from $161.3 million during the same period for 2003. The change is attributable to investments in pre-publication cost that resulted in an increase in pre-publication amortization of $39.4 million, partially offset by lower publishing rights amortization of $17.5 million. As a percentage of net sales, pre-publication and publishing rights amortization increased to 14.3% in 2004 from 12.8% in 2003. This increase is a result of investing in new product development and has resulted in the amortization of such costs being greater than the increase in net sales in 2004.

The Company’s pre-publication and publishing rights amortization for the year ended December 31, 2003 increased $6.1 million, or 3.9%, to $161.3 million from $155.2 million during the same period for 2002. The increase is attributable to an increase in publishing rights amortization of $24.0 million, partially offset by lower pre-publication amortization of $17.9 million. Both year-over-year changes are the result of the Acquisition, wherein the fair value of publishing rights was established as of the Acquisition date, including the capitalization of $88.7 million of existing pre-publication costs in the publishing rights fair value. As a percentage of net sales, pre-publication and publishing rights amortization decreased to 12.8% in 2003 from 13.0% in 2002, a result of increased net sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses for the year ended December 31, 2004 increased $3.3 million, or 0.6%, to $554.2 million from $550.9 million during the same period for 2003. The change is primarily the result of $19.5 million of incremental costs for businesses acquired in the fourth quarter of 2003 and increased selling and marketing costs of $5.3 million and $2.7 million, respectively. These increases were partially offset by a reduction in retention expense of $24.7 million for 2004 as compared to 2003. As a percentage of net sales, selling and administrative expenses decreased to 43.2% in 2004 from 43.6% in 2003.

The Company’s selling and administrative expenses for the year ended December 31, 2003 increased $54.7 million, or 11.0%, to $550.9 million from $496.2 million during the same period for 2002. As a percentage of net sales, selling and administrative expenses increased to 43.6% for the year ended December 31, 2003 compared to 41.5% for the same period in 2002. Higher selling and administrative expenses were due to one-time charges including the incremental costs for retention agreements with key employees of $26.3 million and higher severance cost of $2.3 million. Other factors contributing to the increase in selling and administrative expenses included the acquisition of Kingfisher, which increased selling and administrative expenses by $6.1 million, increased professional fees of $10.2 million for legal, accounting, strategic, and other professional services required to operate as an independent business, as well as added costs of $3.0 million as a result of being an independent company requiring stand-alone corporate functions previously provided by Vivendi, including internal audit, treasury, and tax, and higher employee compensation and benefit costs, partially offset by lower sample costs of $3.4 million, reflecting fewer adoption opportunities in 2004 compared to 2003.

Goodwill Impairment Charge

During the year ended December 31, 2002, the Company recorded a $775.0 million charge relating to the impairment of the goodwill arising from the Vivendi Purchase.

Intangible Asset Amortization

The Company’s intangible asset amortization for the year ended December 31, 2004 increased $3.2 million, or 228.6%, to $4.6 million from $1.4 million during the same period for 2003. The increase was primarily due to incremental amortization related to the acquisitions in the fourth quarter of 2003 and the accelerated amortization of these intangible assets.

The Company’s intangible asset amortization for the year ended December 31, 2003 decreased $0.2 million, or 12.5%, to $1.4 million from $1.6 million during the same period for 2002. The decrease in intangible asset amortization was primarily due to the fair value accounting at the time of the Acquisition, offset partially by amortization recognized on intangibles acquired during the current year.

Net Interest Expense

Publishing’s consolidated net interest expense for the year ended December 31, 2004 increased $10.9 million, or 9.3%, to $128.0 million from $117.1 million in 2003. The increase was the result of the accretion of debt issued by Publishing in October 2003 offset slightly by mark-to-market adjustments for, as well as settlements of, a portion of the interest rate swaps. Publishing’s consolidated net interest expense for the year ended December 31, 2003 increased $74.5 million, or 174.9%, from $42.6 million in 2002. The increase was due to the increased level of debt resulting from the Acquisition and subsequent refinancing in 2003, and the accretion of debt issued by Publishing in October 2003.

Houghton Mifflin’s net interest expense for the year ended December 31, 2004 decreased $3.4 million, or 3.0% to $109.2 million from $112.6 million in the same period for 2003. The marginal decrease for 2004 was the result of mark-to-market adjustments for, as well as settlements of, a portion of the interest rate swaps. Houghton Mifflin’s net interest expense for the year ended December 31, 2003 increased $70.0 million, or 164.2%, from $42.6 million in the same period for 2002. The overall increase for 2003 was due to the increased level of debt resulting from the Acquisition and subsequent refinancing in 2003.

Debt Extinguishment Charge

In the first quarter of 2003, Houghton Mifflin recorded a $48.4 million debt extinguishment charge related to the tendering of the 7.125% senior secured notes due April 1, 2004 (the “2004 Senior Notes”) and 7.0% senior secured notes due March 1, 2006 and the repayment of the $500.0 million senior subordinated bridge loan facility and the $275.0 million senior term loan under the senior credit facility that were used to finance the Acquisition.

Income Taxes

Publishing’s income tax benefit for the year ended December 31, 2004 was $40.7 million compared to $42.4 million in 2003. Houghton Mifflin’s income tax benefit for the year ended December 31, 2004 was $34.5 million compared to $41.0 million for the same period in 2003. The decreases were due to lower pre-tax losses in 2004.

Publishing’s income taxes for the year ended December 31, 2003 resulted in a $42.4 million benefit compared to a $12.1 million provision in 2002. The income tax benefit in 2003 was primarily due to the loss from continuing operations and an effective tax rate of 36.8%. The goodwill impairment charge in 2002 was not tax deductible. The income tax provision in 2002 was primarily the result of income from continuing operations, excluding the impact of the goodwill impairment charge and an effective tax rate of 42.2%.

Houghton Mifflin’s income taxes for the year ended December 31, 2003 resulted in a $41.0 million benefit compared to a $12.1 million provision for the same period in 2002. The income tax benefit in 2003 was primarily due to the loss from continuing operations and an effective tax rate of 36.8%. The goodwill impairment charge in 2002 was not tax deductible. The income tax provision in 2002 was primarily the result of income from continuing operations, excluding the impact of the goodwill impairment charge and an effective tax rate of 42.2%.

Discontinued Operations

For the year ended December 31, 2003, discontinued operations incurred a loss of $1.2 million compared to a loss of $31.8 million for the comparable period in 2002. The results of Sunburst Technology Corporation (“Sunburst”), which was sold in October 2002, and Curriculum Advantage, Inc., which was sold on April 1, 2003, are presented in discontinued operations for all periods presented. The 2002 year end results include a $31.9 million impairment charge, including $27.9 million of goodwill and $1.4 million of other intangible assets attributable to Sunburst in order to reflect its sale value.

Preferred Stock Dividend and Redemption Costs

The preferred stock shares of a subsidiary were auctioned and redeemed on December 30, 2002. There were no preferred stock dividends during the years ended December 31, 2004 and 2003 and $8.6 million of dividends for the year ended December 31, 2002.

Results of Operations—Segments

	K-12 Publishing	College Publishing	Trade and Reference Publishing	Other	Total
Net Sales
2004	$849.8	$220.9	$148.2	$63.9	$1,282.8
2003	848.4	226.1	125.1	63.9	1,263.5
2002	773.0	212.0	144.5	65.1	1,194.6

Operating Income (loss)
2004	$33.5	$(1.7)	$(1.8)	$(13.3)	$16.7
2003	60.6	2.4	(6.8)	(6.6)	49.7
2002	(462.9)	(204.7)	(34.0)	(1.9)	(703.5)

K-12 Publishing

The K-12 Publishing segment’s net sales for the year ended December 31, 2004 increased $1.4 million, or 0.2%, to $849.8 million from $848.4 million in the same period for 2003. These results are in line with the reported industry statistics from the Association of American Publishers, which show a 0.1% increase in total basal and supplemental K-12 net sales from the prior year. The School Division’s success with higher math sales of approximately $17 million, the Riverside Division’s success with new state contracts of approximately $12 million and Edusoft’s incremental net sales of $9.3 million were partially offset by the School Division’s reduced sales opportunities in the California market of approximately $31 million and other marginal decreases in net sales associated with McDougal Littell. McDougal Littell’s success with increased mathematics sales of approximately $41 million was more than offset by significantly reduced sales for social studies of approximately $43 million, all associated with the timing of major adoptions.

The K-12 Publishing segment’s net sales for the year ended December 31, 2003 increased $75.4 million, or 9.8%, to $848.4 million from $773.0 million in the same period for 2002. The increase in net sales was primarily due to market share gains and increased sales opportunities in the second year of the California reading adoption, contributing $30.6 million, strong performances in secondary school social studies adoptions in other states, including Texas, North Carolina, and Indiana, of $51.3 million, and higher testing net sales of $18.9 million, driven by increased sales from criterion-referenced test contracts and the launch of the 5th edition of the Stanford-Binet Intelligences Scales Test. Cyclical decreases in other adoption opportunities partially offset these increases.

The K-12 Publishing segment’s operating income for the year ended December 31, 2004 decreased $27.1 million to $33.5 million from $60.6 million for the same period in 2003. The decrease was primarily due to higher pre-publication amortization of $31.0 million, increased editorial and production costs of $22.3 million, and higher selling costs of $13.7 million, respectively, partially offset by lower implementation costs of $6.5 million, reduced manufacturing costs of $5.9 million, lower employee retention expense of $15.5 million, and the $5.5 million amortization of inventory step-up charge in 2003 as a result of the Acquisition.

The K-12 Publishing segment’s operating results for the year ended December 31, 2003 increased $523.5 million to $60.6 million from a loss of $462.9 million for the same period in 2002. The operating loss for 2002 included $505.4 million of goodwill impairment charge. The increase in operating income was primarily due to this goodwill impairment charge, higher sales, and lower sample costs in 2003, partially offset by increased implementation costs, the impact of higher inventory step-up amortization from the Acquisition, increased editorial costs, and higher employee related costs including the incremental cost of retention agreements with key employees, compensation, and benefits also in 2003.

College Publishing

The College Publishing segment’s net sales for the year ended December 31, 2004 decreased $5.2 million, or 2.3%, to $220.9 million from $226.1 million in the same period for 2003. The decrease is a result of lower revenue in the domestic higher education market due to lower sales of backlist titles as a result of the used book market. In addition, sales of copyright 2005 product generated less than expected sales volume in 2004.

The College Publishing segment’s net sales for the year ended December 31, 2003 increased $14.1 million, or 6.7%, to $226.1 million from $212.0 million in the same period for 2002. The net sales increase was due primarily to continued domestic market share growth from frontlist titles of $9.8 million, with the balance of the increase coming from growth in secondary school advanced placement and international markets.

The College Publishing segment’s operating income for the year ended December 31, 2004 decreased $4.1 million to a loss of $1.7 million from income of $2.4 million in 2003. The decrease was primarily due to higher pre-publication amortization of $7.9 million and the lower net sales partially offset by lower employee retention expense of $5.3 million.

The College Publishing segment’s operating income for the year ended December 31, 2003 increased $207.1 million to $2.4 million from a loss of $204.7 million in 2002. The operating loss for 2002 included $226.3 million for the goodwill impairment charge. The increase was mainly due to this goodwill impairment charge and higher sales in 2003, partially offset by higher publishing rights amortization resulting from the Acquisition, charges related to retention agreements for key employees, and higher depreciation expense for technology initiatives in digitizing content also in 2003.

Trade and Reference Publishing

The Trade and Reference Publishing segment’s net sales for the year ended December 31, 2004 increased $23.1 million, or 18.5%, to $148.2 million from $125.1 million in the same period for 2003. The increase was primarily due to higher sales of adult books, including The Heart is a Lonely Hunter, The Plot Against America, The Gourmet Cookbook, and children’s titles, including The Polar Express.

The Trade and Reference Publishing segment’s net sales for the year ended December 31, 2003 decreased $19.4 million, or 13.4%, to $125.1 million from $144.5 million in 2002. The decrease was mainly due to the anticipated lower J.R.R. Tolkien book sales of $25.9 million and lower children’s book sales of $6.6 million. These decreases were partially offset by incremental sales from Kingfisher, which was acquired on December 30, 2002 and contributed net sales of $17.6 million.

The Trade and Reference Publishing segment’s operating loss decreased by $5.0 million to $1.8 million from $6.8 million for the year ended December 31, 2003. The decreased loss was mainly due to higher net sales partially offset by higher manufacturing, royalty, and marketing costs of $8.4 million, $2.5 million and $2.6 million, respectively.

The Trade and Reference Publishing segment’s operating loss decreased by $27.2 million to $6.8 million from an operating loss of $34.0 million for the year ended December 31, 2002. The 2002 operating loss included $43.3 million for the goodwill impairment charge. The decrease in operating loss was the result of this goodwill impairment charge more than offsetting in 2003 the lower net sales, increased editorial costs, the impact of acquiring Kingfisher, and the effect of employee retention charges.

Other

The Other segment’s net sales remained constant at $63.9 million for the years ended December 31, 2004 and 2003.

The Other segment’s net sales for the year ended December 31, 2003 decreased $1.2 million, or 1.8%, to $63.9 million from $65.1 million in the same period for 2002. The decrease was a result of lower sales from Promissor, due to reduced revenue associated with corporate certification contracts.

The Other segment’s operating loss increased $6.7 million to $13.3 million for the period ended December 31, 2004 from $6.6 million in the same period for 2003. The increased loss was due to Promissor’s higher outside fees and services primarily related to the nurse aide programs and a restructuring charge of $2.1 million as a result of the consolidation of certain back office functions.

The Other segment’s operating loss increased $4.7 million to a loss of $6.6 million for the period ended December 31, 2003 from a loss of $1.9 million in the same period for 2002. The decrease in operating results was primarily due to lower sales and higher depreciation expense due to the fair valuing of assets related to the Acquisition.

Liquidity and Capital Resources

Sources and Uses of Cash

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all of its activities through the middle of the third quarter of the year. The Company currently funds such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under its revolving senior credit facility. On a consolidated basis, the Company’s primary source of liquidity is cash flow generated from operations while its primary liquidity requirements are for debt service, pre-publication costs, capital investments, and working capital. The Company believes that based on current and anticipated levels of operating performance, conditions in its industries and markets, cash flow from operations, and availability under the senior secured revolving credit facility, the Company will be able in the foreseeable future to make required payments of interest on debt and fund its working capital and capital expenditure requirements. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available.

The Company manages cash on a daily basis and maintains a minimum balance bank account for accounts payable disbursements. As checks are presented for payment, funds are made available. The outstanding checks in excess of funds on deposit in this account are classified on the balance sheet in accounts payable. As of December 31, 2004 and 2003 the outstanding checks totaled $39.2 million and $24.2 million, respectively.

Operating Activities

Net cash provided by continuing operating activities was $168.9 million for the year ended December 31, 2004, a $16.4 million decrease, compared to $185.3 million in 2003. The 2004 loss includes higher operating costs specific to new product development of $39.4 million for pre-publication amortization and $30.1 million for editorial and production costs partially offset by an increase in net sales. The net loss in 2003 included debt extinguishment costs of $48.4 million. Changes in deferred and income taxes payable for Publishing and Houghton Mifflin used $1.0 million and $5.9 million less cash, respectively, during the year ended December 31, 2004 in comparison to 2003. The difference between Publishing and Houghton Mifflin is associated with the effective tax rates utilized. Changes in the remaining operating assets and liabilities provided $35.0 million less cash during the year ended December 31, 2004 in comparison to 2003. In 2004, the increase in accounts payable of $20.6 million was partially offset by an inventory increase of $5.4 million.

Net cash provided by continuing operating activities was $185.3 million for the year ended December 31, 2003, a $116.7 million decrease from the $302.0 million provided by operating activities during 2002. The decrease is primarily attributable to increased costs for retention agreements with key employees of $26.3 million, higher costs incurred to operate as an independent company of $3.0 million, professional fees and employee related costs of $12.5 million, and higher interest expense and debt extinguishment costs, partially offset by an increase in net sales. Changes in deferred and income taxes payable for Publishing and Houghton Mifflin used $73.2 million and $71.8 million more cash, respectively, during the year ended December 31, 2003 in comparison to 2002. This change was the result of a reduction in the liability for non-current deferred taxes based upon the results of operations that increased cash used and a tax refund for 2001 that provided cash in 2002. The difference between Publishing and Houghton Mifflin is associated with the effective tax rates utilized. Changes in the remaining operating assets and liabilities used $7.2 million more cash during the year ended December 31, 2003 in comparison to 2002. Higher pension contributions in 2003 and increased receivables of $14.1 million as a result of higher sales were partially offset by reduced inventories of $36.4 million due mainly to lower purchases and a reduction in other, net. Discontinued operations used $16.0 million less cash in 2003 than 2002 due to the timing of the sales of certain businesses.

Investing Activities

Cash used for continuing investing activities was $175.7 million in 2004, an increase of $4.2 million from the $171.5 million used in 2003. Lower acquisition activity of $49.8 million, including restricted cash of $11.4 million, and receipt of a purchase price settlement of $19.5 million from Vivendi related to the Acquisition were partially offset by increased property, plant, and equipment of $21.0 million due to investments in back office functions and new system implementation. Additionally, during 2004, activity related to auction rate securities resulted in the net use of $54.2 million in cash. Year-over-year, the Company invested at approximately the same levels with regard to pre-publication costs.

Cash used for continuing investing activities was $171.5 million for the year ended December 31, 2003, an increase of $31.0 million from the $140.5 million used in the same period in 2002. Higher acquisition activity of $44.7 million was partially offset by lower investments in property, plant, and equipment of $13.5 million due to a reduction in leasehold improvements and decreased spending on software development as certain initiatives to digitize content were completed. Cash provided by discontinued investing activities decreased by $16.5 million primarily due to the disposal of Sunburst on October 1, 2002, net of investments in pre-publication and property, plant, and equipment during the period prior to sale.

Financing Activities

For the year ended December 31, 2004 net cash used in financing activities was $1.0 million. During 2004, Houghton Mifflin borrowed and repaid $62 million on the senior secured revolving credit facility and repaid the balance of the $100.0 million 7.125% senior note due April 1, 2004.

Net cash provided by financing activities was $68.1 million for the year ended December 31, 2003. During 2003, Houghton Mifflin issued $600.0 million of 8.25% senior notes that mature on February 1, 2011 (the “Senior Notes”), and $400.0 million of 9.875% senior subordinated notes due February 1, 2013 (the “Senior Subordinated Notes”), resulting in net cash proceeds, net of borrowing costs, of $974.6 million. These proceeds were used to repay the $500.0 million senior subordinated bridge loan facility, the $275.0 million senior term loan under the previously existing senior credit facility, and $124.96 million of the $125.0 million, 7.0% senior secured notes due March 1, 2006 (the “2006 Senior Notes”). During 2003, Publishing sold senior discount notes in a private placement. The net proceeds of $145.2 million from this offering were distributed to the equity holders of Holdings as a return of capital. The Company also incurred $7.3 million of transaction related costs associated with the Acquisition paid on behalf of Holdings.

Net cash used in continuing financing activities was $65.2 million in 2002, due primarily to the repayment of intercompany working capital of $43.3 million and transaction costs paid on behalf of Vivendi of $17.9 million. At December 30, 2002, net cash used to fund the acquisition of Houghton Mifflin by Holdings and Kingfisher by Houghton Mifflin was $41.0 million. The net proceeds of $175.0 million from the issuance of senior term debt, $500.0 million from the issuance of senior subordinated bridge financing and $615.0 million of equity from Holdings were used to fund the Acquisition and pay the financing fees.

Debt

On October 3, 2003, Publishing sold 11.5% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating initial gross proceeds of $150.9 million, in a private placement. The net proceeds of $145.2 million from this offering were distributed to the equity holders of Holdings as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. At December 31, 2004, the accreted value of these notes was $173.5 million. Publishing is the sole obligor of these notes. Publishing’s notes are structurally subordinated to Houghton Mifflin’s notes.

Publishing conducts all of its business through Houghton Mifflin, its wholly owned subsidiary. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes. In addition, the terms of certain of the indentures governing the existing notes of Houghton Mifflin significantly restrict Houghton Mifflin and Publishing’s other subsidiaries from paying dividends, making distributions, and otherwise transferring assets to Publishing.

On March 5, 2003, Houghton Mifflin entered into an amended and restated Credit and Guaranty Agreement that provides Houghton Mifflin with a $325.0 million senior secured revolving credit facility (“the Revolver”). Houghton Mifflin pays annual commitment fees of 0.75% on the unused portion. This agreement expires December 31, 2008. The Revolver is available until its maturity to fund working capital requirements, capital investments, and other general corporate needs. The Revolver is also available to issue letters of credit, of which $18.1 million were outstanding at year-end, $15.7 million of which backed performance and surety bonds posted as security for Houghton Mifflin’s operating activities. As of December 31, 2004, Houghton Mifflin had no borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, had $306.9 million available to borrow.

The Revolver includes various financial covenants such as certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments allowed under the terms of the agreement, on a rolling twelve months basis. It also contains customary covenants, including limitations on Houghton Mifflin’s ability to incur debt, and events of default as defined by the agreement. The Revolver also limits Houghton Mifflin’s ability to pay dividends, to make advances, and otherwise engage in intercompany transactions. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital investments. For 2005, the Revolver requires the total leverage ratio to be no greater than 4.75:1; the senior leverage ratio to be no greater than 3.25:1; the interest coverage ratio to be not less than 2.25:1; and the consolidated capital investments to not exceed $155.0 million.

In connection with the Acquisition, Houghton Mifflin incurred a substantial amount of debt. Interest payments on this indebtedness have significantly increased its funding requirements. On January 30, 2003, Houghton Mifflin issued the Senior Notes and the Senior Subordinated Notes. The Senior Subordinated Notes were priced at 99.22% of the principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes were $974.6 million. The net proceeds from these two financings were used to repay Houghton Mifflin’s $500.0 million senior subordinated bridge loan facility in full, the $275.0 million senior term loan under the Revolver, and repurchase $125.0 million of its 2006 Senior Notes.

The Senior Notes and the Senior Subordinated Notes include various financial and customary covenants that limit Houghton Mifflin’s ability to pay dividends, make investments or sell assets, and dispose of substantially all its assets by sale or merger. Some covenants include the calculation of EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and other adjustments under the indenture. These covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA, including Houghton Mifflin’s ability to incur additional debt or make restricted payments subject to qualifications and limitations as defined in the indenture. The fixed charge coverage ratio is required to be at least 2.0:1. Other covenants restrict Houghton Mifflin’s ability to enter into certain transactions with affiliates.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and the Senior and Senior Subordinated Notes, respectively, as of and for the year ended December 31, 2004.

Contractual Obligations

The following table sets forth consolidated long-term cash contractual obligations as of December 31, 2004:

	Years Ending December 31,
	Total	2005	2006	2007	2008	2009	Thereafter
	(dollars in millions)
Interest on long-term debt	$842.4	$99.8	$99.8	$99.8	$106.1	$130.3	$306.6
7.20% senior secured notes due 2011	150.0	—	—	—	—	—	150.0
8.250% senior notes due 2011	600.0	—	—	—	—	—	600.0
9.875% senior subordinated notes due 2013	400.0	—	—	—	—	—	400.0
11.50% senior discount notes due 2013	265.0	—	—	—	—	—	265.0
Operating leases (a)	142.4	29.1	26.0	14.9	9.7	9.4	53.3
Other debt	0.1	—	0.1	—	—	—	—
Management fees (b)	38.8	5.0	5.0	5.0	5.0	5.0	13.8
Purchase obligations (c)	23.7	8.8	6.1	3.2	2.7	2.9	—

Total cash contractual obligations	$2,462.4	$142.7	$137.0	$122.9	$123.5	$147.6	$1,788.7

(a)	Represents minimum lease payments under non-cancelable operating leases.
(b)	Represents a management fee that Houghton Mifflin pays annually to the Sponsors. Under the terms of the arrangement, the management fee expires in 2012.
(c)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding. These goods and services consist primarily of author advances, subcontractor expenses, information technology licenses, and outsourcing arrangements.

In addition to the payments described above, Houghton Mifflin has employee benefit obligations that require future payments. For example, Houghton Mifflin expects to make a $20.6 million cash contribution to its qualified defined pension plans in 2005, although it is not obligated to do so. Houghton Mifflin expects to make payments of $4.8 million in 2005 related to its restructuring plans. Based on current expectations of the formula and exceptions under the indentures, the Company believes that Houghton Mifflin will be able to distribute cash to Publishing to meet its cash interest obligations on the notes when they are due and payable commencing in 2009.

Restructuring

The following table sets forth the activity in restructuring reserves for the year ended December 31, 2004.

	Facilities	Workforce Related	Other	Total
Balance as of December 31, 2003	$2,521	$11,100	$359	$13,980
Restructuring expense	537	1,526	—	2,063
Utilization	(844)	(4,716)	(359)	(5,919)
Adjustment to goodwill	—	(3,000)	—	(3,000)

Balance as of December 31, 2004	$2,214	$4,910	$—	$7,124

Of the balance at December 31, 2004, $5.8 million is current and $1.3 million is considered long-term. During the third quarter of 2004, the non-cash adjustment to goodwill was the result of a re-evaluation of the restructuring reserve that impacted goodwill.

In 2001, at the time of the Vivendi Purchase, Vivendi developed and approved a plan to restructure the Company’s operations. Costs related to this plan were estimated at $53.6 million, which included $43.2 million of workforce related charges, $4.2 million related to certain exiting facilities, and $6.2 million of other provisions. The restructuring plan included the consolidation of several corporate functions and a significant reorganization of facilities and workforce in the K-12 Publishing segment. The facilities charges included accruals for lease commitments for facilities made redundant. The workforce related charges included costs associated with severance, employee benefit continuation, and outplacement support for the employees affected. The Company’s policy is to pay severance in equal installments over time. The Company substantially completed these restructuring activities in 2004. Certain facilities-related costs attributable to long-term lease obligations and severance costs will be paid over time and extend into 2006. As of December 31, 2004, $4.9 million remains accrued under this plan, $3.9 million of which is expected to be utilized in 2005.

As of the date of the Acquisition, management of Holdings validated certain of the restructuring plans formulated during the predecessor ownership and identified additional plans, the benefits of which were considered in the pre-acquisition business case. The new plans included further consolidation of the K-12 business operations and corresponding workforce reductions, and the elimination of facilities currently occupied by groups to be made redundant as part of the reorganization. Additional restructuring provisions of $6.6 million comprised of $5.7 million for employee related costs and $0.9 million of facilities costs were recorded as of the Acquisition date. The Company substantially completed these restructuring activities in 2004. Certain facilities-related costs attributable to long-term lease obligations and severance costs will be paid over time and extend into 2005. As of December 31, 2004, $0.9 million remains for costs expected to be paid out in 2005.

In July 2004, the Company’s professional testing division, Promissor, consolidated certain back office functions, which resulted in the closure of several offices and the involuntary termination of approximately 30 employees. In connection with this restructuring, the Company recognized a charge of $2.1 million in the third quarter of 2004 for facility leases, severance, and employee benefits. The total amount utilized through December 31, 2004 was $0.7 million. Of the balance at December 31, 2004, $1.0 million is current and $0.4 million is long-term.

Recent Accounting Pronouncements

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact this statement will have on its financial condition or results of operations.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” to improve financial reporting and global comparability of inventory accounting. The amendment clarifies that inventory related expenses, such as idle facility expense, excessive spoilage, double freight, and rehandling cost should be recognized as current period charges. The guidance is effective for inventory costs incurred beginning in fiscal year 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial condition or result of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescription drugs for former employees. The Company adopted FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in the second quarter of 2004. The impact of adopting the FSP was not material to the consolidated results of operation.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and changed guidance in many other areas. The Company adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This Form 10-K includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith, and it is believed there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs; and norm-referenced and criterion-referenced testing; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and the Company’s share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those which could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the potential for damages and fines resulting from errors in scoring high-stakes tests; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that the Company’s well-known authors will depart and write for competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

FACTORS AFFECTING FUTURE OPERATING RESULTS

The risks described below may not be the only risks facing the Company. Additional risks and uncertainties not currently known or those the Company currently views to be immaterial may also materially and adversely affect its business, financial condition or results of operations.

A significant portion of net sales is derived from sales of K-12 instructional materials pursuant to cyclical adoption schedules, and if the Company is unable to maintain residual sales and continue to generate new business net sales could be materially and adversely affected.

Due to the revolving and staggered nature of state adoption schedules, sales of K-12 instructional materials have traditionally been cyclical, with some years offering more sales opportunities than others. Furthermore, the

Company cannot make assurances that states that have adopted its programs, or that schools and school districts that have purchased its products and services, will do so again in the future. A significant portion of net sales is therefore dependent upon the Company’s ability to maintain residual sales and to continue to generate new business. For example, from 2007 through 2009, adoptions are scheduled in the primary subjects of reading, language arts, and literature in, among others, the states of California, Texas, and Florida, the three largest adoption states, which have traditionally represented almost 28% of all state spending on K-12 programs. The inability to succeed in these three states, or reductions in their anticipated funding levels, could materially and adversely affect net sales for subsequent years.

A significant portion of net sales is derived from sales of K-12 instructional materials to school districts that are dependent on government funding. If the funding available for the Company’s products and services declines or does not continue to grow, net sales could be materially and adversely affected.

Most public school districts, the primary customers for K-12 products and services, are largely dependent on state and local funding to purchase materials. The amount of funding available to the school districts and the timing of funding opportunities are closely tied to numerous national and local political, economic, and demographic factors that are beyond the Company’s control. These factors include the level of student enrollment in subjects that are up for adoption and the level of spending per student on instructional materials in each school district and/or state. In adoption states, the amount of funding available at the state level for K-12 educational materials has historically had a significant effect on year-to-year net sales.

Net sales may be negatively affected by reductions in local, state, and/or federal funding. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds for any reason can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations or additional restrictions on the use of those funds may reduce net sales.

A number of factors related to federal funding may negatively affect school spending on instructional materials, including reductions in federal education spending and increases in regulations or requirements that may make certain materials ineligible for federal funding and, thus less attractive to local schools. In addition, the actual implementation of the No Child Left Behind Act may affect the acceptability and availability of funding for materials. New requirements for “research-based” programs could result in additional costs for development of materials beyond what is currently anticipated and, thus reduce expected profit margins and/or reduce sales opportunities. The Company could be materially and adversely affected if the federal government institutes a mandatory national assessment program.

The Company’s operating results fluctuate on a seasonal and quarterly basis and in the event it does not generate sufficient net sales in the third quarter, it may not be able to meet the debt service and other obligations.

The Company’s business is seasonal. For the year ended December 31, 2004, the Company derived approximately 85% of net sales from educational publishing in the K-12 and College Publishing segments in the aggregate. In the K-12 Publishing segment, purchases typically are made primarily in the second and third quarters of the calendar year in preparation for the beginning of the school year, though testing net sales are primarily generated in the second and fourth quarters. In the College Publishing segment, purchases are typically made in the third and fourth quarters for the semesters starting classes in September and January. The Company typically realizes approximately 50% of net sales during the third quarter, making third-quarter results material to full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. The Company normally incurs a net cash deficit from all of its activities through the middle of the third quarter of the year. The Company cannot make assurances that its third quarter net sales will continue to be sufficient to meet its obligations or that they will be higher than net sales for its other quarters. In the event it does not derive sufficient net sales in the third quarter, the Company may not be able to meet its debt service requirements and other obligations.

The Company is a party to at-will contracts with significant customers and the termination of these contracts could harm its business.

The Company currently provides or has agreements to provide products and services to governmental agencies, school districts, and educational facilities under contracts that are terminable at-will. The fact that these customers have at-will contracts with the Company gives rise to the possibility that it may have no recourse in the event of customer cancellation of a contract. In addition, contracts awarded by states pursuant to a procurement process are subject to challenge by competitors and other parties during and after that process. The Company anticipates that it will continue to rely upon customers under such at-will contractual arrangements. As a result of this reliance, the election by these customers to terminate any or all of their at-will contracts with the Company, or the loss of or decrease in business from several of its large customers, could materially and adversely affect its business, prospects, financial condition, and results of operations.

The Company is subject to contingent liabilities that may affect liquidity and its ability to meet its obligations.

In the ordinary course of business, the Company issues performance bonds, surety bonds, and letters of credit posted as security for its operating activities, some of which obligates the Company to make payments if it fails to perform under certain contracts in connection with the sale of textbooks and CRTs. As of December 31, 2004, the Company’s contingent liability for such performance and surety bonds and letters of credit was $26.3 million, including $18.1 million letters of credit. The gross amount of letters of credit is deducted from the amount of credit available to Houghton Mifflin under the Revolver. As a result, letters of credit reduce Houghton Mifflin’s ability to borrow funds under the Revolver, which could affect liquidity and, therefore, its ability to meet its obligations. Houghton Mifflin may increase the number and amount of contracts that require the use of letters of credit, which may further restrict liquidity and, therefore, its ability to meet its obligations in the future.

If the Company cannot successfully implement its business strategy, then its business, results of operations, and growth potential could be materially and adversely affected.

The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond its control, and the Company may not be successful in implementing its strategy. In addition, the implementation of its strategy may not improve its operating results. The Company may decide to alter or discontinue aspects of its business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond its control. Any failure to successfully implement its business strategy could materially and adversely affect its results of operations and growth opportunities.

The Company operates in a highly competitive environment that is subject to rapid change and increasing costs of development, and if it is unable to compete effectively, profitability could be harmed.

The Company’s businesses operate in highly competitive markets. These markets continue to change in response to technological innovations and other factors. Profitability is affected by developments in the Company’s markets beyond its control, including:

•	changing federal and state standards for educational materials;

•	rising development costs due to customers’ requirements for more customized instructional materials and assessment programs;

•	changes in prevailing educational and testing methods and philosophies;

•	higher technology costs due to the trend toward delivering more educational content in both traditional print and electronic formats;

•	market acceptance of new technology products, including online or computer-based testing;

•	an increase in the amount of materials given away in the K-12 and college publishing markets;

•	the effect of the used book market, course packs, and student resistance to textbook price increases on sales of college textbooks;

•	college enrollment trends;

•	changing demographics and preferences of college students and professors that may affect product offerings and net sales;

•	the impact of the expected increase in turnover of K-12 teachers and instructors on the market acceptance of the Company’s products;

•	customer consolidation in the retail and wholesale book market and the increased dependence on fewer but stronger customers;

•	rising advances for popular authors and market pressures to maintain competitive retail pricing;

•	dependence on third parties to provide scoring services for the Company’s testing businesses;

•	a material increase in product returns or in certain costs such as paper; and

•	overall uncertain economic issues that affect all markets.

The Company cannot predict with certainty the changes that may occur and the effect of those changes on the competitiveness of its businesses. The Company will continue to monitor and evaluate these and any other emerging developments, but acceleration of any of these developments may materially and adversely affect its profitability.

The means of delivering the Company’s products may be subject to rapid technological change. Although the Company has undertaken several initiatives and invested significant amounts of capital to adapt to and benefit from these changes, it cannot predict whether technological innovations will, in the future, make some of the Company’s products, particularly those printed in traditional formats, wholly or partially obsolete. If this were to occur, the Company might be required to invest significant resources to further adapt to the changing competitive environment. In addition, the Company cannot predict whether its end customers will have sufficient funding to purchase the equipment needed to use its new technology products.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding the Company’s financial reports or may have a material adverse effect on the business.

During the course of the evaluation, attestation, and compliance process required by Section 404, deficiencies may be identified which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act. The Company is required to comply with the reporting requirements of Section 404 in its annual report for the year ending December 31, 2006. If the Company fails to maintain adequate internal controls, as such standards are modified, supplemented, or amended from time to time, management may not be able to conclude on an ongoing basis that effective internal controls over financial reporting are in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could result in a loss of investor confidence regarding the accuracy and completeness of the Company’s financial reports or may have a material adverse effect on the business.

Consolidation in the markets in which the Company operates could place it at a competitive disadvantage.

Some of the markets in which the Company operates have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. Similarly, the consolidation of book retailers has increased the Company’s reliance on certain customers. The Company cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations could potentially place the Company at a competitive disadvantage with respect to negotiations, scale, resources, and its ability to develop and exploit new media technologies.

The Company’s reliance on intellectual property and proprietary rights that may not be adequately protected under current laws may harm its competitive position and materially and adversely affect its business and results of operations.

The Company’s products are largely comprised of intellectual property content delivered through a variety of media, including books and the Internet. The Company relies on copyright, trademark, and other intellectual property laws to establish and protect its proprietary rights in these products. However, the Company cannot make assurances that its proprietary rights will not be challenged, invalidated, or circumvented. The Company conducts business in other countries where the extent of effective legal protection for intellectual property rights is uncertain, and this uncertainty could affect future growth. Moreover, despite copyright and trademark protection, third parties may be able to copy, infringe, or otherwise profit from the Company’s proprietary rights without its authorization. The Internet may more easily facilitate these unauthorized activities. In addition, the lack of Internet-specific legislation relating to intellectual property protection creates an additional challenge for the Company in protecting its proprietary rights relating to its online business processes and other digital technology rights. If the Company is unable to adequately protect its intellectual property and proprietary rights, its competitive position may be harmed and its business and financial results could be materially and adversely affected.

The Company may not be able to identify successful business models for generating sales of technology-based programs. Furthermore, customers’ expectations for the number and sophistication of technology-based programs that are given to them at no additional charge may increase, as may development costs.

The basal elementary school, basal secondary school, educational testing, and college customers have become accustomed to being given technology-based products at no additional charge from publishers, such as the Company, as incentives to adopt programs and other products. The sophistication and expense of technology-based products continues to grow. Thus far, no business model generating material sales has proven to be effective.

The Company’s profitability may decrease materially if:

•	the Company is unable to realize sales of these products;

•	customers continue to rely on an increasing number of technology-based materials of increasing quality being given to them; or

•	costs of these products continue to rise.

The Company may not be able to complete or achieve the expected benefits from any future acquisitions, which could materially and adversely affect its growth.

The Company has at times used acquisitions as a means of expanding its business and expects that it will continue to do so. If the Company does not successfully integrate acquisitions, anticipated operating advantages and cost savings may not be realized. The acquisition and integration of companies involve a number of risks, including:

•	use of available cash, new borrowings or borrowings under the Company’s Revolver to consummate the acquisition;

•	demands on management related to the increase in the Company’s size after an acquisition;

•	diversion of management’s attention from existing operations to the integration of acquired companies;

•	integration of companies existing systems into the Company’s systems;

•	difficulties in the assimilation and retention of employees; and

•	potential adverse affects on the Company’s operating results.

The Company may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon the Company’s ability to manage those operations and to eliminate redundant and excess costs. The Company may not be able to achieve the cost savings and other benefits that it would hope to achieve from acquisitions, which could materially and adversely affect the Company’s financial condition and results.

The Company may not be able to retain or attract the key management, creative, editorial, and sales personnel that it needs to remain competitive and grow.

The Company operates in a number of highly visible industry segments where there is intense competition for experienced and highly effective individuals, including authors. The Company’s successful operations in these segments may increase the market visibility of members of key management, creative, and editorial teams and result in their recruitment by other businesses. The loss of certain of the Company’s high-profile authors could harm business.

In addition, the Company’s sales personnel make up about 23% of its employees, and its business results depend largely upon the experience, knowledge of local market dynamics, and long-standing customer relationships of such personnel. The Company’s inability to retain or hire effective sales people at economically reasonable compensation levels could materially and adversely affect its ability to operate profitably and grow its business.

The Sponsors control the Company and their interests as equity holders may conflict with those of the Company’s creditors.

The Sponsors currently control nearly 100% of the Company’s outstanding capital stock on a fully-diluted basis. The Sponsors have the ability to control the Company’s policies and operations including the appointment of management and the entering into of mergers, acquisitions, sales of assets, divestitures, and other extraordinary transactions. For instance, the Sponsors could cause the Company to enter into contracts or make acquisitions that increase the Company’s indebtedness or to sell revenue-generating assets, thereby impairing its ability to make payments under the notes. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. The Sponsors may also pursue acquisition opportunities that may be complimentary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company. Further, the Sponsors may receive payments from the Company in connection with certain of these transactions, such as structuring or financial advisory fees.

Outlook

The Company expects a substantial shift in the education marketplace in 2005. The education-funding environment is better as a result of healthier state economies and the commitment on the part of state and federal governments for testing and accountability. With greater adoption opportunities and an estimated addressable market of approximately $575 million, the Company expects net sales to increase in the mid to high single digit percent range over 2004, with the K-12 Publishing segment expecting net sales to increase in the low teen percent range.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks as part of its on-going business operations. The Company’s primary exposure following consummation of the Acquisition include changes in interest rates as borrowings under its Revolver bear interest at floating rates based on the London InterBank Offered Rate (“LIBOR”) or prime rate, in each case plus an applicable borrowing margin. The Company manages its interest rate risk by balancing the amount of fixed rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Up to $325.0 million of floating-rate borrowings are available under the Revolver subject to borrowing base limitations. At December 31, 2004, there were no borrowings outstanding under the Revolver. Interest paid on borrowings under the Revolver, subsequently repaid, in the year ended December 31, 2004, totaled $0.8 million. Consequently, a 10% change in market interest rate percentages would have no material impact on the results of operations.

During December 2003, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of its Senior Notes. The interest rate swap agreements converted $200.0 million of Houghton Mifflin’s debt from a fixed rate to a floating rate. Changes in the fair value of these swaps are recorded as interest income or expense in the consolidated statement of operations on a monthly basis. During 2004, $1.8 million was recorded as interest income for the net change in fair value of these agreements. In 2004, Houghton Mifflin terminated portions of these swap agreements during periods of favorable interest rate movement, receiving $3.5 million at settlement on swaps with total recorded fair values of $2.1 million, resulting in $1.4 million of interest income in conjunction with these settlements. Total swap activity for 2004 yielded interest income of $3.2 million that was recorded in the results of operations. In February 2005, Houghton Mifflin terminated the remaining swap agreements and paid $1.8 million, of which $0.2 million was recorded as interest expense. The recorded fair value of the swaps at settlement was $1.6 million.

The fair value of the Company’s debt instruments at December 31, 2004 was as follows:

Fair value $ million
Houghton Mifflin:
$150 million 7.2% notes due 2011	$157.5
$600 million 8.25% notes due 2011	645.0
$400 million 9.875% notes due 2013	436.0
Other	0.1

1,238.6

Publishing:
$265 million 11.5% notes due 2013	194.8

Total	$1,433.4

Most of the Company’s sales are denominated in U.S. dollars, thus its financial results are not subject to any material foreign currency exchange risks. A 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material impact on the Company’s results of operations.

Off-Balance Sheet Transactions

The Company does not have any off-balance-sheet financial instruments and is not party to any off-balance sheet transactions.

Item 8. Financial Statements

HM Publishing Corp. and

Houghton Mifflin Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of HM Publishing Corp.:

In our opinion, the accompanying consolidated balance sheets present fairly, in all material respects, the financial position of HM Publishing Corp. and its subsidiaries at December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits of these balance sheets provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of HM Publishing Corp.:

In our opinion, the accompanying consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the results of operations and cash flows of HM Publishing Corp. and its subsidiaries for each of the years ended December 31, 2004 (Successor Basis), December 31, 2003 (Successor Basis) and December 31, 2002 (Predecessor Basis), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of Houghton Mifflin Company:

In our opinion, the accompanying consolidated balance sheets present fairly, in all material respects, the financial position of Houghton Mifflin Company and its subsidiaries at December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits of these balance sheets provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of Houghton Mifflin Company:

In our opinion, the accompanying consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Houghton Mifflin Company and its subsidiaries for each of the years ended December 31, 2004 (Successor Basis), December 31, 2003 (Successor Basis) and December 31, 2002 (Predecessor Basis), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2005

HM PUBLISHING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Net sales	$1,282,834	$1,263,536	$1,194,568
Costs and expenses
Cost of sales excluding pre-publication and publishing rights amortization	524,096	500,267	470,079
Pre-publication and publishing rights amortization	183,232	161,324	155,200

Cost of sales	707,328	661,591	625,279
Selling and administrative	554,278	550,900	496,215
Other intangible asset amortization	4,553	1,368	1,566
Goodwill impairment charge	—	—	775,000

	1,266,159	1,213,859	1,898,060

Operating income (loss)	16,675	49,677	(703,492)

Other income (expense)
Net interest expense	(127,993)	(117,079)	(13,687)
Net interest expense from affiliates loans	—	—	(28,951)
Debt extinguishment costs	—	(48,427)	—
Other income (expense)	184	(39)	—

	(127,809)	(165,545)	(42,638)

Loss from continuing operations before taxes	(111,134)	(115,868)	(746,130)
Income tax provision (benefit)	(40,748)	(42,427)	12,140

Loss from continuing operations	(70,386)	(73,441)	(758,270)
Loss from discontinued operations, net of tax	—	(1,221)	(31,787)

Net loss	(70,386)	(74,662)	(790,057)

Preferred stock dividend and redemption costs, net of tax	—	—	(8,615)

Net loss available to common stockholder	$(70,386)	$(74,662)	$(798,672)

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Net Sales	$1,282,834	$1,263,536	$1,194,568
Costs and expenses
Cost of sales excluding pre-publication and publishing rights amortization	524,096	500,267	470,079
Pre-publication and publishing rights amortization	183,232	161,324	155,200

Cost of sales	707,328	661,591	625,279
Selling and administrative	554,278	550,900	496,215
Other intangible asset amortization	4,553	1,368	1,566
Goodwill impairment charge	—	—	775,000

	1,266,159	1,213,859	1,898,060

Operating income (loss)	16,675	49,677	(703,492)

Other income (expense)
Net interest expense	(109,165)	(112,639)	(13,687)
Net interest expense from affiliate loans	—	—	(28,951)
Debt extinguishment cost	—	(48,427)	—
Other income (expense)	184	(39)	—

	(108,981)	(161,105)	(42,638)

Loss from continuing operations before taxes	(92,306)	(111,428)	(746,130)
Income tax provision (benefit)	(34,459)	(41,006)	12,140

Loss from continuing operations	(57,847)	(70,422)	(758,270)
Loss from discontinued operations, net of tax	—	(1,221)	(31,787)

Net loss	(57,847)	(71,643)	(790,057)
Preferred stock dividend and redemption costs, net of tax	—	—	(8,615)

Net loss available to common stockholder	$(57,847)	$(71,643)	$(798,672)

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

Successor Basis

(In thousands of dollars, except per-share amounts)

	HM PUBLISHING CORP. December 31,		HOUGHTON MIFFLIN COMPANY December 31,
	2004	2003	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$151,358	$159,093	$151,358	$159,093
Cash—Restricted	—	11,400	—	11,400
Short-term investments	54,200	—	54,200	—
Accounts receivable, net of allowance for bad debts and book returns of $37,434 in 2004 and $33,988 in 2003	191,324	194,932	191,324	194,932
Inventories	167,660	162,130	167,660	162,130
Deferred income taxes	65,173	62,941	65,173	62,941
Prepaid expenses and other current assets	20,253	16,361	20,253	16,361

Total current assets	649,968	606,857	649,968	606,857

Property, plant, and equipment, net	116,020	107,990	116,020	107,990
Pre-publication costs	148,642	107,674	148,642	107,674
Royalty advances to authors, net of allowance of $45,968 in 2004 and $38,949 in 2003	26,605	28,814	26,605	28,814
Goodwill	629,093	646,809	629,093	646,809
Other intangible assets	718,479	850,709	718,479	850,709
Other assets and long-term receivables	70,840	92,310	65,396	86,533

Total assets	$2,359,647	$2,441,163	$2,354,203	$2,435,386

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$44	$1,039	$44	$1,039
Accounts payable	95,610	74,786	95,610	74,786
Due to parent	4,284	4,619	4,920	5,524
Royalties payable	64,944	62,341	64,944	62,341
Salaries, wages, and commissions payable	61,212	60,430	61,212	60,430
Interest payable	40,271	40,242	40,271	40,242
Current portion of restructuring accrual	5,768	12,022	5,768	12,022
Other	72,382	68,475	71,262	67,345

Total current liabilities	344,515	323,954	344,031	323,729

Long-term debt	1,309,983	1,289,684	1,136,512	1,134,449
Royalties payable	1,036	3,443	1,036	3,443
Long-term restructuring accrual	1,356	1,958	1,356	1,958
Accrued pension benefits	58,791	71,011	58,791	71,011
Accrued postretirement benefits	56,103	54,781	56,103	54,781
Deferred income taxes	235,138	273,973	242,848	275,394
Other	26,948	26,385	26,948	26,385

Total liabilities	2,033,870	2,045,189	1,867,625	1,891,150

Commitments and contingencies

Stockholder’s equity
Preferred stock, $1 par value; 500,000 shares authorized, none issued	—	—	—	—
Common stock, $1 par value; 1,000 shares authorized, issued, and outstanding at December 31, 2004 and 2003	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Retained earnings	(145,048)	(74,662)	(129,490)	(71,643)
Other comprehensive income	1,068	879	1,068	879

Total stockholder’s equity	325,777	395,974	486,578	544,236

Total liabilities and stockholder’s equity	$2,359,647	$2,441,163	$2,354,203	$2,435,386

See accompanying Notes to Consolidated Financial Statements

HM PUBLISHING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Cash flows provided by operating activities
Net loss from continuing operations	$(70,386)	$(73,441)	$(758,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt premium/discount	2,072	3,419	—
Non-cash interest expense	19,747	4,291	—
Depreciation and amortization expense	224,887	195,015	186,736
Amortization of deferred financing costs	8,462	37,893	—
Goodwill impairment charge	—	—	775,000
Changes in operating assets and liabilities:
Accounts receivable	3,651	(14,060)	5,557
Inventories	(5,385)	36,434	15,098
Accounts payable	20,555	(11,327)	28,275
Royalties, net	2,405	(1,184)	(1,399)
Deferred and income taxes payable	(42,469)	(43,508)	29,742
Interest payable/receivable on intercompany promissory notes	—	—	23,280
Other, net	5,387	51,728	(1,986)

Net cash provided by continuing operating activities	168,926	185,260	302,033
Net cash used in discontinued operating activities	—	(1,247)	(17,310)

Net cash provided by operating activities	168,926	184,013	284,723

Cash flows used in investing activities
Purchases of short-term investments	(145,100)	—	—
Proceeds from sales of short-term investments	90,900	—	—
Purchase of marketable securities	—	—	(638)
Pre-publication costs	(93,923)	(95,610)	(95,178)
Additions to property, plant, and equipment	(47,024)	(26,037)	(39,519)
Purchase price adjustment received from Vivendi Universal S.A.	19,500	—	—
Acquisition of businesses, net of cash acquired	(92)	(38,459)	(5,130)
Restricted cash held for acquisition of business assets	—	(11,400)	—

Net cash used in continuing investing activities	(175,739)	(171,506)	(140,465)
Net cash provided by discontinued investing activities	—	250	16,775

Net cash used in investing activities	(175,739)	(171,256)	(123,690)

HM PUBLISHING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(In thousands of dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Cash flows provided by (used in) financing activities, excluding acquisition accounted for as of December 31, 2002
Borrowings under revolving credit facility	62,000	—	—
Payment of revolving credit facility	(62,000)	—	—
Return of capital on common stock	—	(145,243)	—
Dividends paid on redeemable preferred stock	—	—	(2,968)
Transaction costs paid on behalf of parent	—	(7,258)	(17,888)
Repayment of short-term financing	—	(137)	(1,247)
Proceeds from the issuance of long-term financing	—	1,119,860	106
Payment of long-term financing	(1,002)	(899,136)	—
Repayment of intercompany working capital	—	—	(43,250)

Net cash provided by (used in) continuing financing activities	(1,002)	68,086	(65,247)
Net cash used in discontinued financing activities	—	—	(1,270)

Net cash provided by (used in) financing activities excluding acquisitions accounted for as of December 31, 2002	(1,002)	68,086	(66,517)

Increase (decrease) in cash and cash equivalents	(7,815)	80,843	94,516
Effect of exchange rate changes on cash balances	80	453	—
Cash and cash equivalents at beginning of year	159,093	77,797	24,278

Cash and cash equivalents at end of year excluding acquisitions accounted for as of December 31, 2002	$151,358	$159,093	$118,794

Supplementary disclosure of cash flow information:
Income taxes paid	$4,648	$5,192	$9,759
Interest paid	$98,887	$71,837	$26,839

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Cash flows provided by operating activities
Net loss from continuing operations	$(57,847)	$(70,422)	$(758,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt premium/discount	2,072	3,419	—
Depreciation and amortization expense	224,887	195,015	186,736
Non-cash interest expense	1,511	—	—
Amortization of deferred financing costs	7,870	37,745	—
Goodwill impairment charge	—	—	775,000
Changes in operating assets and liabilities:
Accounts receivable	3,651	(14,060)	5,557
Inventories	(5,385)	36,434	15,098
Accounts payable	20,555	(11,327)	28,275
Royalties, net	2,405	(1,184)	(1,399)
Deferred and income taxes payable	(36,180)	(42,088)	29,742
Interest payable/receivable on intercompany promissory notes	—	—	23,280
Other, net	5,387	51,728	(1,986)

Net cash provided by continuing operating activities	168,926	185,260	302,033
Net cash used in discontinued operating activities	—	(1,247)	(17,310)

Net cash provided by operating activities	168,926	184,013	284,723

Cash flows used in investing activities
Purchases of short-term investments	(145,100)	—	—
Proceeds from sales of short-term investments	90,900	—	—
Purchase of marketable securities	—	—	(638)
Pre-publication costs	(93,923)	(95,610)	(95,178)
Additions to property, plant, and equipment	(47,024)	(26,037)	(39,519)
Purchase price adjustment received from Vivendi Universal S.A.	19,500	—	—
Acquisition of businesses, net of cash acquired	(92)	(38,459)	(5,130)
Restricted cash held for acquisition of business assets	—	(11,400)	—

Net cash used in continuing investing activities	(175,739)	(171,506)	(140,465)
Net cash provided by discontinued investing activities	—	250	16,775

Net cash used in investing activities	(175,739)	(171,256)	(123,690)

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Cash flows provided by (used in) financing activities, excluding acquisition accounted for as of December 31, 2002
Borrowings under revolving credit facility	62,000	—	—
Payment of revolving credit facility	(62,000)	—	—
Dividends paid on redeemable preferred stock	—	—	(2,968)
Transaction costs paid on behalf of parent	—	(7,258)	(17,888)
Repayment of short-term financing	—	(137)	(1,247)
Proceeds from the issuance of long-term financing	—	974,617	106
Payment of long-term financing	(1,002)	(899,136)	—
Repayment of intercompany working capital	—	—	(43,250)

Net cash provided by (used in) continuing financing activities	(1,002)	68,086	(65,247)
Net cash used in discontinued financing activities	—	—	(1,270)

Net cash provided by (used in) financing activities excluding acquisitions accounted for as of December 31, 2002	(1,002)	68,086	(66,517)

Increase (decrease) in cash and cash equivalents	(7,815)	80,843	94,516
Effect of exchange rate changes on cash balances	80	453	—
Cash and cash equivalents at beginning of year	159,093	77,797	24,278

Cash and cash equivalents at end of year excluding acquisitions accounted for as of December 31, 2002	$151,358	$159,093	$118,794

Supplementary disclosure of cash flow information:
Income taxes paid	$4,648	$5,192	$9,759
Interest paid	$98,887	$71,837	$26,839

See accompanying Notes to Consolidated Financial Statements

HM PUBLISHING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(In thousands of dollars, except per-share amounts)

	Common $1 par shares	Stock value amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2001 (Predecessor Basis)	1,000	$1	$1,217,623	$62,272	$(385)	$1,279,511

Comprehensive income:
Net income	—	$—	$—	$(790,057)	$—	$(790,057)
Adjustment of minimum pension liability, net	—	—	—	—	385	385

Total comprehensive income	—	—	—	(790,057)	385	(789,672)
Capital contribution by Vivendi	—	—	584,477	—	—	584,477
Preferred stock dividend and redemption costs	—	—	—	(8,615)	—	(8,615)

Balance at December 31, 2002 (Predecessor Basis)	1,000	$1	$1,802,100	$(736,400)	$—	$1,065,701

Elimination of Predecessor equity	(1,000)	$(1)	$(1,802,100)	$736,400	$—	$(1,065,701)
Issuance of stock	1,000	1	614,999	—	—	615,000
Comprehensive income:
Net income	—	—	—	(74,662)	—	(74,662)
Cumulative translation adjustment	—	—	—	—	898	898
Unrealized loss on security	—	—	—	—	(19)	(19)

Total comprehensive income	—	—	—	(74,662)	879	(73,783)
Return of capital to investors	—	—	(145,243)	—	—	(145,243)

Balance at December 31, 2003 (Successor Basis)	1,000	$1	$469,756	$(74,662)	$879	$395,974

Comprehensive income:
Net income	—	$—	$—	$(70,386)	$—	$(70,386)
Adjustment of minimum pension liability, net	—	—	—	—	(355)	(355)
Cumulative translation adjustment	—	—	—	—	544	544

Total comprehensive income	—	—	—	(70,386)	189	(70,197)

Balance at December 31, 2004 (Successor Basis)	1,000	$1	$469,756	$(145,048)	$1,068	$325,777

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(In thousands of dollars, except per-share amounts)

	Common $1 par shares	Stock value amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2001 (Predecessor Basis)	1,000	$1	$1,217,623	$62,272	$(385)	$1,279,511

Comprehensive income:
Net income	—	$—	$—	$(790,057)	$—	$(790,057)
Adjustment of minimum pension liability, net	—	—	—	—	385	385

Total comprehensive income	—	—	—	(790,057)	385	(789,672)
Capital contribution by Vivendi	—	—	584,477	—	—	584,477
Preferred stock dividend and redemption costs	—	—	—	(8,615)	—	(8,615)

Balance at December 31, 2002 (Predecessor Basis)	1,000	$1	$1,802,100	$(736,400)	$—	$1,065,701

Elimination of Predecessor equity	(1,000)	$(1)	$(1,802,100)	$736,400	$—	$(1,065,701)
Issuance of stock	1,000	1	614,999	—	—	615,000
Comprehensive income:
Net income	—	—	—	(71,643)	—	(71,643)
Cumulative translation adjustment	—	—	—	—	898	898
Unrealized loss on security	—	—	—	—	(19)	(19)

Total comprehensive income	—	—	—	(71,643)	879	(70,764)

Balance at December 31, 2003 (Successor Basis)	1,000	$1	$614,999	$(71,643)	$879	$544,236

Comprehensive income:
Net income	—	$—	$—	$(57,847)	$—	$(57,847)
Adjustment of minimum pension liability, net	—	—	—	—	(355)	(355)
Cumulative translation adjustment	—	—	—	—	544	544

Total comprehensive income	—	—	—	(57,847)	189	(57,658)

Balance at December 31, 2004 (Successor Basis)	1,000	$1	$614,999	$(129,490)	$1,068	$486,578

See accompanying Notes to Consolidated Financial Statements

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of HM Publishing Corp. (“Publishing”) include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The Company’s principal business is publishing.

Publishing, a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), was incorporated on September 12, 2003. Holdings contributed its 100% equity interest in Houghton Mifflin to Publishing on September 17, 2003. At the time of this transaction, Publishing had no other assets. As Houghton Mifflin and Publishing were entities organized under the common control of Holdings, the historical consolidated statements of Houghton Mifflin, the predecessor company, became the historical consolidated financial statements of Publishing. No goodwill or other intangible assets arose from this transaction.

In October 2003, Publishing issued $265.0 million of 11.5% senior discount notes generating proceeds of $145.2 million, net of issuance costs. Publishing is the sole obligor of these notes. Other than this debt obligation, related deferred issuance costs, accrued liabilities, and interest expenses, net of taxes, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary, Houghton Mifflin.

On December 30, 2002, Holdings, through its wholly owned subsidiary, Versailles Acquisition Corporation (“Versailles”), acquired (the “Acquisition”) all of the outstanding shares of Houghton Mifflin from Vivendi Communications North America Inc. (“Vivendi Communications”), a wholly owned subsidiary of Vivendi Universal, S.A. (“Vivendi”). Holdings is a company beneficially owned by Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), and the Blackstone Group and its affiliates (“Blackstone”; collectively the “Sponsors”). In accordance with the requirements of purchase accounting, the assets and liabilities of Houghton Mifflin were adjusted to their estimated fair values and the resulting goodwill was computed for the Acquisition transaction as of the acquisition date. The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the period under Vivendi ownership are not comparable to the consolidated financial statements as of and subsequent to December 31, 2002.

The Company has elected to present dual consolidated financial statements. The consolidated financial statements present Publishing and Houghton Mifflin as of and for the years ended December 31, 2004 and December 31, 2003 and as of December 31, 2002 on a “Successor Basis” reflecting the Acquisition, and for the year ended December 31, 2002 on a “Predecessor Basis” for the period of Vivendi’s ownership of Houghton Mifflin. Based upon the insignificance of the Company’s financial results for the day of December 31, 2002, in comparison to that of the full year results for the year ended December 31, 2002, the Acquisition has been accounted for as of December 31, 2002. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

(2) Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements of Publishing include the accounts of Publishing, its wholly owned subsidiary, Houghton Mifflin, and Houghton Mifflin’s subsidiaries. The consolidated financial statements of Houghton Mifflin include the accounts of Houghton Mifflin and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates and assumptions by management that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions including, but not limited to, book returns, allowance for bad debts, recoverability of advances to authors, valuation and recoverability of inventory, depreciation and amortization periods, recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, other identified intangibles, and goodwill, as well as deferred revenue. Actual results may differ from those estimates.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current period presentation for comparability purposes.

Foreign Currency Translation:

The Company’s non-United States dollar denominated assets and liabilities are translated into United States dollars at current rates as of the balance sheet date and the revenues, costs and expenses are translated at the average rates established during each reporting period. Net gains or losses resulting from the translation of the foreign financial statements and the effect of exchange rate changes on intercompany balances are accumulated and recorded directly to the foreign currency translation adjustment component of stockholder’s equity.

Revenue Recognition:

The Company derives revenue primarily from the sale of textbooks and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, and software, and services that include test development, test scoring, and training.

Revenues from textbooks and instructional materials, trade books, reference materials, assessment materials, and multimedia instructional programs are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped, title and risk of loss have transferred to the customer, all significant obligations have been performed, and collection is reasonably assured. The Company enters into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the initial sale. For these arrangements, fair value is determined for all elements and the relative fair value of revenue for items to be delivered after the initial sale is deferred until such time as the items are delivered. As products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale, based on historical experience. Textbooks shipped from depository locations are recorded one month in arrears based on information received from the depositories. Shipping and handling fees are included in net sales. Costs incurred for shipping and handling are included in selling and administrative expenses.

License fees for software products without future obligations are recognized upon delivery. Certain contracts include software and ongoing fees for maintenance and other support. If vendor specific objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate.

Revenues for test delivery, test scoring, and training are recognized when the services have been completed, the fee is fixed and determinable, and collection is reasonably assured. Revenues for fixed-priced contracts that require significant test development are recognized as the services are provided. Differences between what has

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

been billed and what has been recognized as revenue is recorded as deferred revenue. Losses on such contracts are recognized when they become known.

The Company enters into agreements to license certain book publishing rights and content. The Company recognizes revenue on such arrangements in accordance with the license agreements, when all materials have been delivered to the customer, and collection is reasonably assured.

Advertising Costs:

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $9.8 million, $7.1 million, and $9.4 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

Cash, Cash Equivalents, and Short-term Investments:

Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount approximates fair market value due to the short-term maturity of these instruments. Auction rates securities for which interest rates reset in less than three months, but for which the maturity date is greater than three months, are classified as short-term investments. Despite the long-term nature of the auction rate securities contractual maturities, the Company has the ability to liquidate without delay, if necessary.

Restricted Cash:

Restricted cash consisted of cash that was legally restricted and not available for the Company’s general use due to contractual obligations for the acquisition of Edusoft. The obligation was recorded as an accrual within current liabilities. The obligation was paid and cash restrictions were eliminated during 2004.

Accounts Receivable:

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, the Company extends credit to customers that satisfy predefined criteria. The Company estimates the collectibility of its receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate collectibility of these receivables. Reserves for book returns are based on historical return rates and sales patterns. Approximately 80% of total book returns, as well as the reserves for book returns, are related to the College Division and the Trade and Reference Division.

Inventories:

Inventories are stated at the lower of weighted average cost or market. An estimate is made for inventory obsolescence based on demand for products currently on hand.

Property, Plant, and Equipment:

Property, plant, and equipment are stated at cost, or in the case of assets acquired in business combinations at fair value as of the acquisition date, less accumulated depreciation. Equipment under capital lease is stated at fair value at inception of the lease, less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized.

Depreciation on property, plant, and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives of property, plant, and equipment are as follows:

Estimated Useful Life
Building and building equipment	10 to 35 years
Machinery and equipment	2 to 15 years
Capitalized software	3 to 5 years
Leasehold improvements	Lesser of useful life or lease term

Capitalized Internal Use Software:

Capitalized internal use software is included in property, plant, and equipment on the consolidated balance sheet. The Company capitalizes certain costs related to obtaining or developing computer software for internal use. Costs incurred during the application development stage, including external direct costs of materials and services, and payroll and payroll related costs for employees who are directly associated with the internal-use software project, are capitalized and amortized on a straight-line basis over the expected useful life of the related software. The application development stage includes design, software configuration and integration, coding, hardware installation, and testing. Costs incurred during the preliminary stage, as well as maintenance, training, and upgrades that do not result in additional functionality are expensed as incurred.

Pre-Publication Costs:

The Company capitalizes the art, prepress, and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). The costs to write manuscripts are expensed as incurred. Pre-publication costs are amortized from the year of publication, or sale if earlier, over three to five years using the sum-of-the-years-digits method. This policy is used by all divisions, except for the Trade and Reference Division’s non-reference publications, which are expensed as incurred, and Riverside Division, which uses the straight-line amortization method. The amortization methods and periods chosen best reflect the expected sales generated from individual titles or programs. The Company evaluates the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Amortization expense related to pre-publication costs was $53.5 million, $14.4 million, and $34.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Royalty Advances:

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be immediately recognized based primarily upon historical sales experience. Advances are evaluated periodically to determine if they are expected to be recovered. Any portion of a royalty advance that is not expected to be recovered is fully reserved.

Publishing Rights Intangibles:

A publishing right allows the Company to publish and republish existing and future works as well as create new works based on previously published materials. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. The Company calculates amortization using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before taxes over the remaining useful life.

Goodwill and Other Intangible Assets:

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks, acquired publishing rights, and non-compete agreements. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment. The Company completed its annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2004 and determined that no impairments existed. Acquired publication rights and customer-related intangibles with definitive lives are amortized on an accelerated basis over periods ranging from 2-18 years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the future undiscounted cash flows are less than their book value, an impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair value is normally assessed using a discounted cash flow model.

Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for operating loss and tax credit carryforwards. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For the period January 1, 2002 through December 30, 2002, Houghton Mifflin was a member of Vivendi’s United States consolidated tax group, which included other affiliated companies. The income tax payable related to the taxable income generated in this period was a balance due to an affiliate. The amount of any taxes due Vivendi as of December 31, 2002 were capitalized as part of the Acquisition. From December 31, 2002 forward, Publishing and Houghton Mifflin are included in the consolidated group income tax returns of Holdings. The income tax provision of Publishing has been calculated on the stand-alone method as if Publishing filed its own U.S. consolidated group income tax returns.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Stock-Based Compensation:

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock-based compensation. Under this method, compensation expense for employee rewards is recorded only if the fair value of the underlying stock exceeds the exercise price of the option granted on the date of grant. To date, there has been no compensation costs for any stock-based awards.

The following table illustrates the effect on net income as if Publishing had determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Net loss available to common stockholder	$(70,386)	$(74,662)	$(798,672)
Deduct: Stock compensation expense, net of related tax effects	(356)	(46)	(1,822)

Pro forma net loss	$(70,742)	$(74,708)	$(800,494)

The following table illustrates the effect on net income as if Houghton Mifflin had determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Net loss available to common stockholder	$(57,847)	$(71,643)	$(798,672)
Deduct: Stock compensation expense, net of related tax effects	(356)	(46)	(1,822)

Pro forma net loss	$(58,203)	$(71,689)	$(800,494)

Comprehensive Income:

Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on the consolidated statement of stockholder’s equity relate to the cumulative effect of minimum pension liabilities, translation adjustments, and unrealized gain or loss on securities.

Financial Instruments:

The Company uses swap contracts to manage its interest expense. The use of these financial instruments is intended to reduce the interest cost to the Company. The Company assesses at inception, and quarterly thereafter, whether the financial instruments that are used in hedged transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The swaps are recorded in the consolidated balance sheet at fair value as other assets or liabilities. Changes in the fair value of these swaps are recorded as interest income or expense in the consolidated statement of operations. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact this statement will have on its financial condition or results of operations.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” to improve financial reporting and global comparability of inventory accounting. The amendment clarifies that inventory related expenses, such as idle facility expense, excessive spoilage, double freight, and rehandling cost should be recognized as current period charges. The guidance is effective for inventory costs incurred beginning in 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial condition or result of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescription drugs for former employees. The Company adopted FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in the second quarter of 2004. The impact of adopting the FSP was not material to the consolidated results of operation.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. The Company adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

(3) Acquisitions

Acquisition of Edusoft:

On December 5, 2003, Houghton Mifflin acquired Edusoft, a San Francisco, California-based assessment platform provider, for $37.0 million in cash, including certain contractual post-closing adjustments. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. Houghton Mifflin acquired the stock of Edusoft, and therefore, the goodwill arising from this transaction is not tax deductible. The following represents the allocation of the purchase price:

Current assets	$1,297
Property, plant, and equipment	6,174
Goodwill	27,219
Other identified intangible assets	10,143
Current liabilities	(2,468)
Other liabilities	(5,377)

Purchase price	$36,988

The other identified intangible assets consist of customer-related and other intangibles. The estimated useful lives of these intangibles are between two and three years.

At December 31, 2003, $11.4 million of the purchase price had not yet been paid by the Company and was classified as restricted cash. During 2004, the remaining purchase price was paid.

Acquisition of Cognitive Concepts, Inc.:

On October 14, 2003, Houghton Mifflin acquired Cognitive Concepts, Inc. (“CCI”), a provider of research-based supplemental education tools, for $12.8 million in cash. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities was recorded as goodwill. The Company acquired the stock of CCI and, therefore, the goodwill resulting from this transaction is not expected to be tax deductible. The following represents the allocation of the purchase price:

Current assets	$4,554
Property, plant, and equipment	82
Other long-term assets	74
Goodwill	9,037
Other identified intangible assets	6,222
Current liabilities	(5,572)
Other liabilities	(1,611)

Purchase price	$12,786

Other identified intangible assets consist of publishing rights with an estimated fair value of $6.2 million and an estimated useful life of 3 years.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The Edusoft and CCI acquisitions are not material to the Company as a whole and therefore no pro-forma financial information has been provided for the periods presented.

Holdings Acquisition of Houghton Mifflin:

On December 30, 2002, Holdings, through its wholly owned subsidiary, Versailles, acquired all of the outstanding common stock of Houghton Mifflin for $1,226.4 million plus the assumption of $375.4 million of total debt. In addition, $40.3 million of acquisition expenses were incurred and allocated as part of the purchase price in connection with the Acquisition, including amounts paid to the Sponsors. Versailles was subsequently merged into Houghton Mifflin. The Acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations.”

The $590.8 million excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets of Houghton Mifflin was recorded as goodwill. The goodwill resulting from this transaction is not expected to be tax deductible. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the transaction date. The following represents the adjusted allocation of the purchase price as of December 31, 2004:

Current assets	$558,112
Property, plant, and equipment	109,954
Other assets	92,420
Goodwill	590,790
Other identified intangibles	974,500
Current liabilities	(259,146)
Long-term debt	(359,072)
Other long-term liabilities	(460,339)

Purchase price	$1,247,219

The $590.8 million of goodwill was allocated to the Company’s reportable segments as follows: $408.2 million to K-12 Publishing, $138.5 million to College Publishing, $4.0 million to Trade and Reference Publishing, and $40.1 million to Other.

Adjustments were made to the purchase price and the allocation during the year ended December 31, 2004 for a $1.0 million fair value adjustment to goodwill, as well as for the receipt of $19.5 million from Vivendi upon finalization of the purchase price, and for a reduction of the remaining restructuring reserves established at the Acquisition date. During the year ended December 31, 2003, non-cash adjustments were made to the purchase price allocation for fair value adjustments primarily in the areas of inventory, fixed assets, and deferred taxes. Professional fees related to the acquisition also resulted in adjustments to goodwill in 2003.

Other identified intangibles acquired consist of the following:

Asset	Fair Value	Estimated Useful Life
Tradenames and trademarks	$290,200	Indefinite
Publishing rights	$679,100	11-18 years
Customer-related	$5,200	12 years

The weighted average life of acquired identified intangibles, subject to amortization, is approximately 14 years. Goodwill and tradenames and trademarks are not amortized but are tested for impairment on an annual basis, or earlier if indicators of impairment exist.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

In conjunction with the assessment of fair values of Houghton Mifflin’s assets, existing pre-publication costs at the date of acquisition of $88.7 million were included as part of the publishing rights intangible asset. The publishing rights and customer-related intangible assets are being amortized on an accelerated basis commensurate with estimated useful lives.

The purchase price allocation included a step-up of $9.9 million to fair value inventory, which was expensed through cost of sales in 2003 as the acquired inventory was sold; a discount of $15.6 million to fair value the assumed debt, which is being expensed through interest expense over the life of the debt; and a $3.4 million step-up for internally developed software with an estimated life of approximately 3 years.

The following unaudited financial information presents the results of operations of Houghton Mifflin as if the Acquisition had occurred at the beginning of 2002. The unaudited pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Acquisition actually been consummated as of January 1, 2002, nor is it necessarily indicative of the future results of operations.

2002
Revenues	$1,194,568

Loss from continuing operations before taxes, loss from discontinued operations, and preferred stock dividend	$(74,135)

Net loss	$(59,034)

Acquisition of Kingfisher Publishing plc:

On December 30, 2002, subsequent to the Acquisition, Houghton Mifflin acquired Kingfisher Publishing plc (“Kingfisher”), a U.K.-based company that publishes reference materials and fiction and nonfiction books for children. Houghton Mifflin acquired all of the stock of Kingfisher from Vivendi for $3.9 million in cash. During 2004, there was a tax adjustment related to Kingfisher’s purchase price for $0.1 million that adjusted the purchase price to $3.8 million. The excess of $2.0 million of the purchase price over the estimated fair values of the net assets of Kingfisher is recorded as goodwill and includes an after tax adjustment of $1.4 million, in 2004, for an additional pension liability. Kingfisher has been integrated into the Trade and Reference Publishing reportable segment. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The following represents the adjusted allocation of the purchase price as of December 31, 2004:

Current assets	$6,469
Property, plant, and equipment	174
Goodwill	2,047
Other identified intangibles	6,400
Current liabilities	(5,060)
Other liabilities	(6,278)

Purchase price	$3,752

Other identified intangibles consist of publishing rights with an estimated fair value of $6.4 million and an estimated life of 18 years. The publishing rights are being amortized on an accelerated basis commensurate with estimated useful lives.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The cash flows used in financing the acquisitions of Houghton Mifflin and Kingfisher on December 30, 2002 are summarized below:

Proceeds from issuance of senior term debt	$175,000
Proceeds from issuance of senior subordinated bridge loan	500,000
Proceeds from equity contribution from Holdings	615,000
Acquisition of Houghton Mifflin company stock from Vivendi Communications, including direct costs	(1,251,869)
Acquisition of Kingfisher	(3,880)
Payment of deferred financing costs and other	(75,248)

Net cash used in funding the acquisitions	$(40,997)

(4) Restructuring

The following analysis sets forth the significant components of the restructuring reserves and the related activity:

	Facilities	Workforce Related	Other	Total
Balance as of December 31, 2001	$3,760	$29,300	$6,240	$39,300
Purchase accounting upon the Acquisition	921	5,660	—	6,581
Utilization	(1,046)	(14,204)	(717)	(15,967)
Adjustment to goodwill	(115)	(4,002)	(3,134)	(7,251)

Balance as of December 31, 2002	3,520	16,754	2,389	22,663
Purchase accounting	(499)	847	—	348
Utilization	(500)	(6,501)	(2,030)	(9,031)

Balance as of December 31, 2003	2,521	11,100	359	13,980
Restructuring expense	537	1,526	—	2,063
Utilization	(844)	(4,716)	(359)	(5,919)
Adjustment to goodwill	—	(3,000)	—	(3,000)

Balance as of December 31, 2004	$2,214	$4,910	$—	$7,124

Of the balance at December 31, 2004, $5.8 million is current and $1.3 million is considered long-term. During 2004, the adjustment to goodwill was the result of a re-evaluation of the restructuring reserve established at the Acquisition date.

In 2001, at the time of Vivendi’s acquisition of Houghton Mifflin (the “Vivendi Purchase”), Vivendi developed and approved a plan to restructure the Company’s operations. Costs related to this plan were estimated at $53.6 million, which included $43.2 million of workforce related charges, $4.2 million related to certain exiting facilities, and $6.2 million of other provisions. The restructuring plan included the consolidation of several corporate functions and a significant reorganization of facilities and workforce in the K-12 Publishing segment. The facilities charges included accruals for lease commitments for facilities made redundant. The workforce related charges included costs associated with severance, employee benefit continuation, and outplacement support for the employees affected. The Company’s policy is to pay severance in equal installments over time. The Company substantially completed these restructuring activities in 2004. Certain facilities-related costs attributable to long-term lease obligations and severance costs will be paid over time and extend into 2006. As of December 31, 2004, $4.9 million remains accrued under this plan, $3.9 million of which is expected to be utilized in 2005.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

As of the date of the Acquisition, management of Holdings validated certain of the restructuring plans formulated during the predecessor ownership and identified additional plans, the benefits of which were considered in the pre-acquisition business case. The new plans included further consolidation of the K-12 business operations and corresponding workforce reductions, and the elimination of facilities occupied by the professional development group to be made redundant as part of the reorganization. In conjunction with the purchase price allocation, additional restructuring provisions of $6.6 million, comprised of $5.7 million for employee related costs and $0.9 million of facilities costs, were recorded as of the Acquisition date. The Company substantially completed these restructuring activities in 2004. Certain facilities-related costs attributable to long-term lease obligations and severance costs will be paid over time and extend into 2005. As of December 31, 2004, $0.9 million remains for costs expected to be paid out in 2005.

In July 2004, the Company’s professional testing division, Promissor, consolidated certain back office functions, which resulted in the closure of several offices and the involuntary termination of approximately 30 employees. In connection with this restructuring, the Company recognized a charge of $2.1 million in the third quarter of 2004 for facility leases, severance, and employee benefits. The total amount utilized through December 31, 2004 was $0.7 million. Of the balance at December 31, 2004, $1.0 million is current and $0.4 million is long-term.

(5) Discontinued Operations

On April 1, 2003, Houghton Mifflin disposed of Curriculum Advantage, Inc. for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The results from operations and cash flows of Curriculum Advantage, Inc. have been segregated and classified as discontinued operations in the accompanying financial statements, through closing on April 1, 2003, and reflect the cash proceeds received at closing as net cash provided by discontinued investing activities for the year ended December 31, 2003. Curriculum Advantage, Inc. had net sales of $1.2 million and $6.2 million, and loss before taxes of $2.0 million and $3.3 million in the years ended December 31, 2003 and 2002, respectively.

On October 1, 2002, Houghton Mifflin disposed of Sunburst Technology Corporation (“Sunburst”) for $22.8 million in cash, adjusted for working capital as defined in the sale agreement. This disposal resulted in an impairment charge of $31.9 million, including goodwill of $27.9 million and other intangible assets of $1.4 million, recorded in the third quarter of 2002. Sunburst focused on the development, marketing, and distribution of multimedia products sold primarily to the elementary and secondary school markets. The results from operations and cash flows of Sunburst have been segregated and classified as discontinued operations in the accompanying financial statements. Sunburst had net sales of $58.4 million in the year ended December 31, 2002.

(6) Balance Sheet Information

Inventories:

Inventories, net of applicable reserves, at December 31, 2004 and 2003 consist of the following:

	2004	2003
Finished goods	$152,905	$153,618
Raw materials	14,755	8,512

Inventory, net	$167,660	$162,130

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Property, Plant, and Equipment:

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2004 and 2003 are as follows:

	2004	2003
Land and land improvements	$4,793	$5,165
Building and building equipment	10,450	10,450
Machinery and equipment	82,548	58,500
Capitalized software	68,928	57,858
Leasehold improvements	11,404	10,123

Total	178,123	142,096
Less: accumulated depreciation and amortization	(62,103)	(34,106)

Property, plant, and equipment, net	$116,020	$107,990

Machinery and equipment includes equipment under capital lease in the amount of $0.3 million and $0.4 million at December 31, 2004 and 2003, respectively. Depreciation and amortization expense for the year ended December 31, 2004 was $39.1 million, including amortization of equipment under capital lease of $0.2 million. Depreciation and amortization expense was $34.1 million for the year ended December 31, 2003, including amortization of equipment under capital lease of $0.5 million. Depreciation and amortization expense for the year ended December 31, 2002 was $30.0 million.

Rabbi Trust:

The Company maintains a Rabbi Trust for the purposes of funding certain compensation and benefit plan obligations made available to its senior executives and former directors in connection with the following plans: directors retirement, deferred compensation, supplemental executive retirement, and supplemental savings. As of December 31, 2004 and 2003, the Company’s balance in the Rabbi Trust was $13.3 million and $18.9 million, respectively, consisting of cash or cash equivalents and is included in other assets on the consolidated balance sheet. The liabilities associated with these plans are $13.2 million and $15.8 million at December 31, 2004 and 2003, respectively, and are included in other long-term liabilities on the consolidated balance sheet.

Accounts Payable:

The Company maintains a minimum balance bank account for accounts payable disbursements. As checks are presented for payment, funds are made available. The outstanding checks in excess of funds on deposit in this account are classified on the balance sheet in accounts payable. As of December 31, 2004 and 2003 the outstanding checks totaled $39.2 million and $24.2 million, respectively.

Deferred Revenue:

Deferred revenue, classified in other liabilities at December 31, 2004 and 2003, consists of the following:

	2004	2003
Current	$23,065	$13,194
Non-current	16,470	11,227

Total	$39,535	$24,421

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The non-current deferred revenue is a result of certain contracts having multiple elements or deliverables, some of which will be delivered at dates subsequent to the initial sale. The relative share of revenue for the undelivered items has been deferred until such time as the products are delivered to the customer. The elements that result in non-current deferred revenue are expected to be delivered over periods of up to 4 years.

(7) Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2004 and 2003 consist of the following:

	2004	Accumulated Amortization	2003	Accumulated Amortization
Goodwill	$629,093	$—	$646,809	$—
Trademarks and tradenames	290,200	—	290,200	—
Publishing rights	691,722	272,865	691,722	145,188
Customer related and other	15,343	5,921	15,343	1,368

Total	$1,626,358	$278,786	$1,644,074	$146,556

Changes in the net carrying amount of goodwill for the year ended December 31, 2004 were as follows:

	K-12	College	Trade and Reference	Other	Total
Balance at December 31, 2003	$457,881	$143,516	$3,910	$41,502	$646,809
Purchase accounting adjustments on prior period acquisitions	(13,485)	(4,961)	2,165	(1,435)	(17,716)

Balance at December 31, 2004	$444,396	$138,555	$6,075	$40,067	$629,093

In accordance with the provisions of SFAS No. 142, goodwill and indefinite-lived trademarks and tradenames are not amortized. Amortization expense for publishing rights and customer related and other intangibles was $132.2 million in 2004, $146.6 million in 2003, and $122.7 million in 2002.

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Publishing Rights	Customer- Related and Other
2005	$98,829	$4,413
2006	78,431	2,888
2007	60,109	469
2008	47,227	388
2009	38,480	321
Thereafter	95,781	943

In September 2002, Houghton Mifflin assessed the recoverability of goodwill because certain indicators of possible impairment were present, the most significant of which was the potential sale of Houghton Mifflin by Vivendi at an estimated selling price that was below the net book value of its net assets. The Company performed an assessment of the carrying value of its long-lived assets, other than goodwill, and determined that these assets

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

were not impaired at that time. The Company measured the goodwill impairment on an implied residual basis by deducting the fair value of all assets and liabilities from the total estimated fair value of the Company to determine residual goodwill. The impairment of goodwill was measured as the excess of recorded goodwill over its implied residual value. As a result of the assessment, the Company recorded a $775.0 million goodwill impairment charge.

(8) Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$138,966	$137,200
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,478	397,166
Other	112	1,122

	1,136,556	1,135,488
Less: current portion of long-term debt	44	1,039

Total Houghton Mifflin long-term debt	1,136,512	1,134,449

Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	173,471	155,235

Total long-term debt	$1,309,983	$1,289,684

Long-term debt due in each of the next five years and thereafter is as follows:

Year
2005	$44
2006	40
2007	—
2008	—
2009	—
Thereafter	1,309,943

$1,310,027

Deferred financing costs are capitalized in other assets, net of accumulated amortization, and are amortized over the life of the related debt. Capitalized deferred financing costs at December 31, 2004 and 2003 were $52.2 million and $60.4 million for Publishing and $46.7 million and $54.7 million for Houghton Mifflin, respectively.

On October 3, 2003, Publishing sold 11.5% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating initial gross proceeds of $150.9 million, in a private placement. The net proceeds

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

from this offering of $145.2 million were distributed to the equity holders of Holdings as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. At December 31, 2004, the accreted value of these notes was $173.5 million. Publishing is the sole obligor of these notes, which are structurally subordinated to Houghton Mifflin’s notes.

Publishing conducts all of its business through Houghton Mifflin, its wholly owned subsidiary. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes. In addition, the terms of certain of the indentures governing the existing notes of Houghton Mifflin significantly restrict Houghton Mifflin and Publishing’s other subsidiaries from paying dividends, making distributions, and otherwise transferring assets to Publishing.

On March 5, 2003, Houghton Mifflin entered into an Amended and Restated Credit and Guaranty Agreement. This agreement provides Houghton Mifflin with a $325.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. The Revolver requires Houghton Mifflin to maintain certain interest coverage, leverage, and senior leverage ratios, as defined under the terms of the facility. As of December 31, 2004, Houghton Mifflin had no borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, had $306.9 million available to borrow.

The Revolver includes various financial covenants such as certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments allowed under the terms of the agreement, on a rolling twelve months basis. It also contains customary covenants, including limitations on Houghton Mifflin’s ability to incur debt, and events of default as defined by the agreement. The Revolver also limits Houghton Mifflin’s ability to pay dividends, to make advances, and otherwise engage in intercompany transactions. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital investments. For 2005, the Revolver requires the total leverage ratio to be no greater than 4.75:1; the senior leverage ratio to be no greater than 3.25:1; the interest coverage ratio to be not less than 2.25:1; and that consolidated capital investments not exceed $155.0 million.

On February 13, 2003, Houghton Mifflin repurchased substantially all of its $125.0 million of 7.0% notes due March 1, 2006. The premiums paid and consent fees for this purchase was $12.5 million. A charge of $16.4 million on this repurchase was recognized in 2003.

On January 30, 2003, Houghton Mifflin issued $600.0 million of 8.25% senior notes that mature on February 1, 2011 (the “Senior Notes”). The Senior Notes are general unsecured obligations of Houghton Mifflin effectively subordinated to secured obligations of Houghton Mifflin to the extent of the value of the assets securing such obligations ranking equally in right of payment to all existing unsecured obligations of Houghton Mifflin. On January 30, 2003 Houghton Mifflin also issued $400.0 million of 9.875% senior subordinated notes that mature on February 1, 2013 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are general unsecured obligations of Houghton Mifflin, subordinated in right of payment to all existing senior debt of Houghton Mifflin. The Senior Subordinated Notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes were $974.6 million after deducting original issue discounts on Senior Subordinated Notes and estimated fees and expenses related to this offering. The net proceeds from these two notes were used to repay the then existing $125.0 million 7.0% notes due March 1, 2006, the $500.0 million senior subordinated bridge loan, and the $275.0 million Term Loan B (as defined below) plus accrued interest. The then existing Senior Secured Credit Facility, comprised of a $325.0 million revolving credit agreement and a $400 million Term Loan B agreement was terminated and Houghton Mifflin

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

entered into the aforementioned Revolver. As a result of this refinancing, a charge of $30.0 million was recognized in 2003 for the deferred financing fees related to these debt instruments.

The Senior Notes and Senior Subordinated Notes include various financial and customary covenants that limit Houghton Mifflin’s ability to pay dividends, make investments or sell assets, and dispose of substantially all its assets by sale or merger. Some covenants include the calculation of EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and other adjustments under the indenture. These covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA, including Houghton Mifflin’s ability to incur additional debt or make restricted payments subject to qualifications and limitations as defined in the indenture. The fixed charge coverage ratio is required to be at least 2.0:1. Other covenants restrict Houghton Mifflin’s ability to enter into certain transactions with affiliates.

As of and for the year ended December 31, 2004, Houghton Mifflin was in compliance with the covenants for both the Revolver and the Senior and Senior Subordinated Notes, respectively.

On January 3, 2003, Houghton Mifflin purchased $99.2 million of its $100.0 million 7.125% notes due April 1, 2004 through a tender offer. Houghton Mifflin borrowed $100.0 million under its then existing Term Loan B agreement to finance this purchase. This borrowing was repaid on January 30, 2003. Consent fees for this repurchase totaled $2.0 million and a charge for this amount was recognized in 2003.

On December 30, 2002, Houghton Mifflin entered into a $725.0 million Senior Secured Credit Facility with several banks, including a revolving credit agreement and a term loan agreement (“Term Loan B”) for which Houghton Mifflin incurred fees of $32.4 million. Houghton Mifflin borrowed $175.0 million under the Term Loan B agreement at December 31, 2002. These agreements were amended on March 5, 2003, canceling the Term Loan B and Houghton Mifflin entered into the Amended and Restated Credit and Guaranty Agreement governing the Revolver.

On December 30, 2002, Houghton Mifflin entered into a $500.0 million Senior Subordinated Bridge Loan Agreement with several banks for which Houghton Mifflin incurred fees of $22.3 million. This loan was repaid on January 30, 2003.

On March 19, 2001, Houghton Mifflin issued $150.0 million of 10-year 7.2% notes through a public offering. The notes mature on March 15, 2011 and were priced at 99.847% to yield an effective annual interest rate of 7.22%. The notes are secured obligations ranking equally with all of the other unsecured and unsubordinated indebtedness of Houghton Mifflin.

(9) Financial Instruments

During December 2003, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of its Senior Notes. The interest rate swap agreements converted $200.0 million of Houghton Mifflin’s debt from a fixed rate to a floating rate. Changes in the fair value of these swaps are recorded as interest income or expense in the consolidated statement of operations on a monthly basis. During 2004, $1.8 million was recorded as interest income for the net change in fair value of these agreements. In 2004, Houghton Mifflin terminated portions of these swap agreements during periods of favorable interest rate movement, receiving $3.5 million at settlement on swaps with total recorded fair values of $2.1 million, resulting in $1.4 million of interest income in conjunction with these settlements. Total swap activity for 2004 yielded interest income of $3.2 million that was recorded in the results of operations.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The fair values of the fixed rate borrowings are based on estimated market prices and fair values of the interest rate swaps are based on current settlement values. The carrying amounts and fair values of Houghton Mifflin’s long-term debt and derivative financial instruments as of December 31, 2004 were as follows:

	Notional Amount	Fair Value
8.25% Fixed rate unsecured notes	$100,000	$107,500
Interest rate swap—liability		$1,314

The fair value of the interest rate swaps represent the estimated amount Houghton Mifflin would have paid upon termination of these agreements at December 31, 2004.

In February 2005, Houghton Mifflin terminated the remaining swap agreements and paid $1.8 million, of which $0.2 million was recorded as interest expense. The recorded fair value of the swaps at settlement was $1.6 million.

(10) Income Taxes

Total income taxes for the years ended December 31, 2004, 2003, and 2002 are as follows:

	HM PUBLISHING CORP.
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Income tax expense (benefit) from continuing operations	$(40,748)	$(42,427)	$12,140
Income tax expense (benefit) from discontinued operations	—	(768)	104
Income tax benefit from preferred stock dividend and redemption costs	—	—	(5,416)

	$(40,748)	$(43,195)	$6,828

	HOUGHTON MIFFLIN COMPANY
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Income tax expense (benefit) from continuing operations	$(34,459)	$(41,006)	$12,140
Income tax expense (benefit) from discontinued operations	—	(768)	104
Income tax benefit from preferred stock dividend and redemption costs	—	—	(5,416)

	$(34,459)	$(41,774)	$6,828

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Significant components of the provision (benefit) for income taxes attributable to income from continuing operations before taxes consist of the following:

	HM PUBLISHING CORP.
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Current:
Federal	$—	$—	$38,958
State and other	1,556	934	6,526

Total current	1,556	934	45,484
Deferred:
Federal	(38,945)	(39,450)	(28,559)
State and other	(3,359)	(3,911)	(4,785)

Total deferred	(42,304)	(43,361)	(33,344)

	$(40,748)	$(42,427)	$12,140

	HOUGHTON MIFFLIN COMPANY
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Current:
Federal	$—	$—	$38,958
State and other	1,555	934	6,526

Total current	1,555	934	45,484
Deferred:
Federal	(32,656)	(38,029)	(28,559)
State and other	(3,359)	(3,911)	(4,785)

Total deferred	(36,015)	(41,940)	(33,344)

	$(34,460)	$(41,006)	$12,140

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to the reported income tax expense (benefit) attributable to continuing operations before taxes is as follows:

	HM PUBLISHING CORP.
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.3)	(3.7)	0.2
Non-deductible goodwill impairment charge	—	—	36.3
Other	2.6	2.1	0.1

Effective tax rate	(36.7)%	(36.6)%	1.6%

	HOUGHTON MIFFLIN COMPANY
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.6)	(3.6)	0.2
Non-deductible goodwill impairment charge	—	—	36.3
Other	1.3	1.8	0.1

Effective tax rate	(37.3)%	(36.8)%	1.6%

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	HM PUBLISHING CORP.
	2004	2003
Tax asset related:
Net operating loss carry forward	$59,740	$46,815
Valuation allowance	(12,233)	(11,448)
Publishing/inventory expense	57,536	72,440
Pension and postretirement benefits	45,761	49,570
Other, net	28,633	15,034
Allowance for book returns	7,026	4,844
Deferred compensation	1,915	1,966

	188,378	179,221

Tax liability related:
Intangible assets	(301,572)	(341,804)
Depreciation and amortization expense	(44,050)	(35,061)
Other, net	(12,721)	(13,388)

	(358,343)	(390,253)

Net deferred tax liabilities	$(169,965)	$(211,032)

	HOUGHTON MIFFLIN COMPANY
	2004	2003
Tax asset related:
Net operating loss carry forward	$59,444	$46,757
Valuation allowance	(12,195)	(11,442)
Publishing/inventory expense	57,536	72,440
Pension and postretirement benefits	45,761	49,570
Other, net	21,180	13,665
Allowance for book returns	7,026	4,844
Deferred compensation	1,915	1,966

	180,667	177,800

Tax liability related:
Intangible assets	(301,572)	(341,804)
Depreciation and amortization expense	(44,050)	(35,061)
Other, net	(12,720)	(13,388)

	(358,342)	(390,253)

Net deferred tax liabilities	$(177,675)	$(212,453)

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The net deferred tax asset balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheet at December 31, 2004 and 2003 as follows:

	HM PUBLISHING CORP.
	2004	2003
Current deferred tax assets	$65,173	$62,941
Non-current deferred tax liability	(235,138)	(273,973)

Net deferred tax liability	$(169,965)	$(211,032)

	HOUGHTON MIFFLIN COMPANY
	2004	2003

Current deferred tax assets	$65,173	$62,941
Non-current deferred tax liability	(242,848)	(275,394)

Net deferred tax liability	$(177,675)	$(212,453)

It is anticipated that Publishing’s current operating losses will offset future taxable income of Houghton Mifflin and its subsidiaries, and that the tax sharing arrangement will require Publishing to be reimbursed for the benefit of its losses when realized. As of December 31, 2004, no tax sharing amounts were due or receivable between the entities.

As of December 31, 2004, the Company had consolidated net operating loss carryforwards for federal, state, local and foreign jurisdictions of $59.7 million, which expire in various years from 2005 through 2024. The utilization of net operating loss carry forwards may be limited in the event of a change in ownership as defined by the Internal Revenue Code Section 382.

The deferred tax assets at December 31, 2004 and 2003, were reduced by a valuation allowance of $12.2 million and $11.4 million, respectively, principally related to tax benefits of net operating losses that are not expected to be realized.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This new law impacts income tax calculations and could affect results in future years. In particular, the new deduction for qualifying domestic production activities may generate a benefit for the Company in such future years. The Company is currently studying the new law and the associated guidance as it becomes available.

Tax Indemnification:

Pursuant to the Acquisition, Vivendi agreed to indemnify Holdings for all income taxes of Houghton Mifflin and its subsidiaries due with respect to tax periods, or any portion of a tax period, ending on or before September 30, 2002. As Houghton Mifflin was included in Vivendi’s U.S. consolidated tax group until December 30, 2002, it did not have net taxable income during the period between October 1, 2002 and December 31, 2002, and since any tax liability for any prior period is the responsibility of Vivendi, no tax liability related to this matter is recorded on the balance sheet as of December 31, 2002.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

(11) Retirement and Postretirement Benefit Plans

Retirement Plan

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

For 2002, Houghton Mifflin used a December 30 measurement date for the Retirement Plan. This measurement date was used to disclose the accrued pension liability at December 31 due to the sale of Houghton Mifflin on December 30, 2002. Historically, a September 30 measurement date had been used and adjusted for any contributions made after the measurement date to disclose the accrued pension liability at December 31. This fifteen-month measurement period for 2002 was followed by a nine-month measurement period in 2003 as Houghton Mifflin returned to a September 30 measurement date. For postretirement medical benefits, Houghton Mifflin uses a September 30 date to measure the accrued postretirement liability.

Kingfisher has a contributory, defined benefit pension plan, The Grisewood and Dempsey Pension Scheme, which has been approved by the Inland Revenue (the “Kingfisher Pension Plan”). All permanent employees between ages 21 and 64 are eligible to join the plan. The assets of the plan are held in a trust fund and invested in stocks and fixed income securities of the UK and other countries. Kingfisher’s Pension Plan is included in the accompanying table for all years presented. Kingfisher’s Pension Plan had benefit obligations of $11.4 million, $9.1 million, and $7.5 million, plan assets of $6.1 million, $4.8 million, and $3.8 million, and accrued pension benefit liability of $4.2 million, $3.8 million, and $3.7 million, respectively, as of December 31, 2004, 2003, and 2002.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of Houghton Mifflin’s plans as of and for the financial statement periods presented:

	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
ABO at end of period	$189,093	$179,867	$158,356
Change in PBO
PBO at beginning of period	$202,662	$174,659	$166,562
Business combinations	—	—	7,468
Service cost (benefits earned during the year)	9,821	9,066	6,527
Interest cost on PBO	11,220	10,855	11,363
Plan amendment	—	4,842	—
Special termination benefits	1,061	—	3,220
Actuarial loss	10,047	13,564	16,499
Settlement	(5,692)	—	—
Benefits paid	(15,173)	(11,313)	(36,980)
Other	906	989	—

PBO at end of period	$214,852	$202,662	$174,659

Change in plan assets
Fair market value at beginning of period	$111,727	$88,414	$92,544
Business combinations	—	—	3,774
Actual return	10,723	5,830	63
Company contribution	16,596	28,226	29,013
Benefits paid	(15,173)	(11,313)	(36,980)
Settlement	(5,692)	—	—
Other	527	570	—

Fair market value at end of period	$118,708	$111,727	$88,414

Funded status	$(96,144)	$(90,935)	$(86,245)
Unrecognized items:
Net loss	23,127	15,060	—
Prior service cost	4,150	4,842	—
Contributions after measurement date	10,076	22	—

Net amount recognized	$(58,791)	$(71,011)	$(86,245)

Accrued benefit liability	$(61,044)	$(72,363)	$(86,245)
Intangible asset	1,898	1,352	—
Accumulated other comprehensive loss	355	—	—

Net amount recognized	$(58,791)	$(71,011)	$(86,245)

Other comprehensive loss attributable to the change in additional minimum liability recognition	$355	$—	$—

Additional year-end information for pension plans with ABO in excess of plan assets:
ABO	$189,093	$179,867	$158,356
Fair value of plan assets	$118,708	$111,727	$88,414

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at year-end are:

	2004	2003	2002
Discount rate	5.7%	5.7%	6.5%
Increase in future compensation	4.9%	4.9%	4.9%

Net periodic pension cost for the twelve months ended December 31, 2004, 2003, and 2002 include the following components:

	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Service cost	$9,821	$9,066	$6,527
Interest cost on projected benefit obligation	11,220	10,855	11,363
Expected return on plan assets	(8,567)	(6,906)	(9,264)
Amortization of unrecognized prior service cost	692	—	—

Net pension expense	$13,166	$13,015	$8,626
Recognition of special termination benefits	1,061	—	—
Gain due to settlement	(118)	—	—

Net cost recognized for year	$14,109	$13,015	$8,626

Significant actuarial assumptions used to determine net periodic pension cost are:

	2004	2003	2002
Discount rate	5.7%	6.5%	7.3%
Increase in future compensation	4.9%	4.9%	5.0%
Expected long-term rate of return on asset	8.0%	8.0%	9.3%

Assumptions on Expected Long-Term Rate of Return as Investment Strategies:

Houghton Mifflin employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonability and appropriateness. Houghton Mifflin regularly reviews the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The current targeted asset allocation is 60% with equity managers and 40% with fixed income managers. For 2005, Houghton Mifflin will continue to use an 8.0% long-term rate of return for the Retirement Plan and a 7.0% long-term rate of return for the Kingfisher Pension Plan. Houghton Mifflin will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

Plan Assets:

Plan assets for the U.S. and U.K. tax qualified plans consist of a diversified portfolio of fixed income securities, equity securities, real estate, and cash equivalents. Plan assets do not include any Houghton Mifflin securities. The U.K. plan assets are included in the asset information table.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Investment Policy and Investment Targets:

The tax qualified plans consist of the U.S. pension plan and the U.K. pension scheme. It is Houghton Mifflin’s practice to fund amounts for its qualified pension plans at least sufficient to meet minimum requirements of local benefit and tax laws. The nonqualified noncontributory defined benefit pension plan is generally not funded. Assets were invested amongst several asset classes.

The percentage of assets invested in each asset class is shown below:

	Percentage in Each Asset Class
Asset Class	9/30/04	9/30/03
Equity	56.2%	60.3%
Fixed income	35.7	38.4
Real estate investment trust	0.2	0.0
Cash	0.2	1.3
Pending investment	7.7	0.0

Total	100.0%	100.0%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year Ended	Total Pension
2005	$14,542
2006	13,597
2007	14,346
2008	14,740
2009	14,628
2010-2014	64,471

Expected Contributions:

Houghton Mifflin expects to contribute $20.6 million to its pension plans in 2005. However, the actual funding decision will be made after the 2005 actuarial valuation is completed. Additionally, this amount could change pending Congressional review of interest rate relief for pension plans.

Postretirement Benefit Plan

Houghton Mifflin also provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets, and the funded status of Houghton Mifflin’s plan as of and for the financial statement periods presented:

	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Change in APBO
APBO at beginning of period	$56,753	$52,724	$38,454
Service cost (benefits earned during the year)	1,199	970	657
Interest cost on APBO	3,032	3,219	2,694
Plan amendment	(2,442)	—	—
Employee contributions	592	367	475
Actuarial (gain) loss	(1,045)	1,385	13,866
Benefits paid	(3,081)	(1,912)	(3,422)

APBO at end of period	$55,008	$56,753	$52,724

Change in Plan Assets
Company contributions	$2,489	$1,545	$2,947
Employee contributions	592	367	475
Benefits paid	(3,081)	(1,912)	(3,422)

Fair market value at end of period	$—	$—	$—

Funded status	$(55,008)	$(56,753)	$(52,724)
Unrecognized items:
Net loss	340	1,385	—
Prior service cost	(2,235)	—	—
Fourth quarter contribution	800	587	—

Net amount recognized	$(56,103)	$(54,781)	$(52,724)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(56,103)	$(54,781)	$(52,724)

Net amount recognized	$(56,103)	$(54,781)	$(52,724)

Significant actuarial assumptions used to determine APBO at year-end were:

	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Discount rate	5.8%	5.8%	6.5%
Health care cost trend rate assumed for next year	11.0%	12.5%	14.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2009	2009

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Net periodic postretirement benefit cost included the following components for the twelve months ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Service cost	$1,199	$970	$657
Interest cost on APBO	3,032	3,219	2,694
Amortization of unrecognized:
Net loss	—	—	(269)
Prior service cost	(207)	—	—

Net periodic postretirement benefit expense	$4,024	$4,189	$3,082

Significant actuarial assumptions used to determine postretirement benefit cost are:

	2004	2003	2002
Discount rate	5.8%	6.5%	7.3%
Health care cost trend rate assumed for next year	12.5%	14.0%	11.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2009	2009	2008

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2004 for the postretirement medical plan:

One percentage point increase:
Effect on total of service and interest cost components	$2,367
Effect on postretirement benefit obligation	$380
One percentage point decrease:
Effect on total of service and interest cost components	$(2,196)
Effect on postretirement benefit obligation	$(305)

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal year ended	Total Postretirement
2005	$3,200
2006	3,413
2007	3,662
2008	3,724
2009	3,914
2010-2014	21,437

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Expected Contribution:

Houghton Mifflin expects to contribute $3.2 million to its postretirement plan in 2005.

Medicare Reform Information for the Retiree Welfare Plan:

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was reflected in the second quarter of 2004 and assumes that Houghton Mifflin will continue to provide a prescription drug benefit for participants who retired prior to January 1, 1993 that is at least actuarially equivalent to Medicare Part D and that Houghton Mifflin will receive the federal subsidy. The prescription drug benefit for all other retirees is assumed to not meet the actuarial equivalence test and therefore no subsidy savings is reflected.

As a result of reflecting the effects of the Act, the liabilities were remeasured at the beginning of third quarter of 2004. The APBO increased by $0.6 million from $54.4 million to $55.0 million due to the remeasurement of the Plan’s liability midway through the measurement year. The APBO decreased by $1.8 million from $55.0 million to $53.2 million due to the effect of the Act. The Remeasurement and the Act had immaterial effects on the net periodic postretirement benefit cost.

Defined Contribution Retirement Plan

Houghton Mifflin maintains a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of Houghton Mifflin’s eligible employees. Participants may elect to contribute up to 15.0% of their compensation subject to an annual limit. Houghton Mifflin provides a matching contribution in amounts up to 4.5% of employee compensation. The 401(k) contribution expense amounted to $6.7 million in 2004, $6.4 million in 2003, and $6.5 million in 2002.

(12) Stock-Based Compensation

Years Ended December 31, 2004 and 2003

Stock Option Plan of Holdings:

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan (“Option Plan”) was adopted on December 3, 2003 to provide for the grant of options to purchase Holding’s Class A Common Stock. The board of directors of Holdings administers the Option Plan and may, from time to time, grant option awards to directors and employees of the Company and its subsidiaries who, in the opinion of the board, are in a position to make a significant contribution to the success of the Company and its subsidiaries. The board of directors of Holdings may grant options that are time-vested and options that vest based on the attainment of performance goals specified by the board of directors. The number of shares reserved for issuance under the Option Plan is 101,611, subject to adjustment based on any dilution of Holding’s Common Stock. The Option Plan became effective July 1, 2003 and options may be granted under the Option Plan until June 30, 2013.

Participants in the Option Plan have been granted stock options to purchase shares of Holdings Class A Common Stock in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

Tranche 1 options vest in equal annual installments over four years. Twenty-five percent of the Tranche 1 options vest and become exercisable on each of the first, second, third, and fourth anniversaries of the date of the

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

option grant. The Tranche 2 and Tranche 3 options fully vest and become exercisable on the seventh anniversary of the date they were granted. However, if certain events occur as noted in the Option Plan, the vesting of the Tranche 2 and/or Tranche 3 options will be accelerated so that 25% of the Tranche 2 and Tranche 3 options also vest and become exercisable on each of the first, second, third, and fourth anniversaries of the Option Plan’s effective date.

The Company uses the Black Scholes option-pricing model to calculate the fair value of stock options on the date of grant with the following assumptions used for grants in 2004 and 2003, respectively:

	2004	2003
Expected life (years)	5	5
Expected dividend yield	0.0%	0.0%
Expected volatility	35.0%	35.0%
Risk-free interest rate	3.1%	3.5%

Stock option activity during 2004 and 2003 is as follows:

	Number of Shares	Exercise Price
Balance at December 31, 2002	—	—
Granted	75.9	$100.00

Balance at December 31, 2003	75.9	100.00
Granted	10.7	100.00
Forfeited	(9.5)	100.00

Balance at December 31, 2004	77.1	100.00

The weighted-average fair value of options granted in 2004 and 2003 was $0.4 million and $2.8 million, respectively.

Deferred Compensation Plan of Holdings:

In January 2003, Holdings established a Deferred Compensation Plan. The Deferred Compensation Plan was offered to certain executives and key employees of Houghton Mifflin, allowing the employees to defer receipt of all or a portion of their retention agreement payments in exchange for an interest in the common stock of Holdings. In January 2003, thirty-four of Houghton Mifflin’s employees elected to participate in the Deferred Compensation Plan and deferred an aggregate $4.6 million of payments due pursuant to their respective retention agreements in exchange for common stock ownership in Holdings. As of December 31, 2004 the deferred compensation liability had a balance of $4.3 million. The deferred compensation liability is included on the consolidated balance sheet of Houghton Mifflin within the “Due to parent” classification.

Year Ended December 31, 2002

During the period of Vivendi ownership, Houghton Mifflin employees became eligible to participate in Vivendi’s stock option plans. Options were granted to purchase common shares of Vivendi at not less than the fair market value of the shares on the date of the grant and typically become exercisable within three to five years from the grant date and expire eight years after the grant date. There were no options granted during the year ended December 31, 2002. As of December 31, 2002, there were options to purchase 393 shares at a weighted

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

average price of $44.25. At the time of the Acquisition, Vivendi notified all employees holding Vivendi options that they would continue to vest under the terms and conditions of the grants. With the change in ultimate parent ownership, any future financial obligation of options exercised by a Houghton Mifflin employee became an obligation of Vivendi.

(13) Disclosures About Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair market values of the Company’s financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$151,358	$151,358	$159,093	$159,093
Restricted cash	—	—	11,400	11,400
Short-term investments	54,200	54,200	—	—
Interest rate swaps—liability	1,314	1,314	400	400
Financial liabilities:
7.20% notes	138,966	157,500	137,200	160,875
8.25% notes	600,000	645,000	600,000	642,000
9.875% notes	397,478	436,000	397,166	440,000
11.50% notes	173,471	194,775	155,235	170,925
Other	112	112	1,122	1,122

The fair market values of financial instruments were estimated based on market conditions and perceived risks at December 31, 2004 and 2003 and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market value of the financial instruments presented may not be indicative of their future values.

(14) Commitments and Contingencies

Operating Lease Obligations:

The Company has operating leases for various real property, office facilities, and warehouse equipment that expire at various dates through 2017. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

The future minimum rental commitments under all noncancelable leases (with initial or remaining lease terms in excess of one year) for real estate and equipment are payable as follows:

2005	$29,096
2006	25,979
2007	14,861
2008	9,728
2009	9,382
Thereafter	53,299

Total minimum lease payments	$142,345

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Rent expense, net of sublease income, was $32.3 million, $33.5 million, and $31.8 million in 2004, 2003, and 2002, respectively.

Contingencies:

The Company is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that the Company expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $26.3 million of performance bonds, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $18.1 million of letters of credit existed at December 31, 2004, $15.7 of which backed performance and surety bonds. Under the terms of Houghton Mifflin’s Revolver, outstanding letters of credit are deducted from the unused borrowing capacity under this facility.

The Company routinely enters into standard indemnification provisions as part of license agreements involving use of its intellectual property. These provisions typically require the Company to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Riverside, Edusoft, and Promissor routinely enter into contracts with customers that contain provisions requiring the Company to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments the Company could be required to make is not limited, the Company has never incurred any costs to defend or settle claims related to these types of indemnification provisions. The Company therefore believes the estimated fair value of these provisions is minimal, and has no liabilities recorded for them as of December 31, 2004.

(15) Contributed Capital and Related Party Transactions

The Sponsors:

Houghton Mifflin entered into a management services agreement with THL, Bain Capital, and Blackstone on December 30, 2002. Under the terms of the agreement, the Sponsors provided Houghton Mifflin the following services: (i) advice in connection with the negotiation of agreements, contracts, documents, and instruments necessary to provide Houghton Mifflin with financing from banks on terms and conditions satisfactory to Houghton Mifflin; and (ii) financial, managerial, and operational advice in connection with its day-to-day operations, including, without limitation, advice with respect to the development and implementation of strategies for improving the operating, marketing, and financial performance of Houghton Mifflin. Houghton Mifflin has agreed to pay the Sponsors a management fee in an aggregate amount not to exceed $5.0 million, plus out of pocket expenses, annually, payable quarterly in advance, in exchange for these services. The $5.0 million fee for 2003 was paid in advance on December 30, 2002 and was reflected as a prepaid expense as of December 31, 2002. In addition, the Sponsors were paid an aggregate transaction fee of $50.0 million plus $1.4 million of out-of-pocket expenses on December 30, 2002 for services rendered in connection with the Acquisition and the structuring and negotiation of the senior secured debt financing and bridge financing. The $51.4 million payment at closing allocated $35.1 million to deferred financing fees and $16.3 million to direct acquisition costs. Furthermore, the Company has agreed to pay the Sponsors a fee equal to 1% of the gross transaction value related to any future financing, acquisition, or disposition transactions entered into by Houghton Mifflin. No such transaction fees were paid to the Sponsors in 2004 and 2003. The terms of this arrangement shall continue, unless terminated by agreement of two of the three Sponsors. If terminated, Houghton Mifflin is obligated to pay all

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

unpaid fees through the date of termination plus the net present value of all annual fees that would be due through December 31, 2012. The net present value of this contingent liability at December 31, 2004 is estimated to be $22.8 million.

Fees for Professional Services:

During the year 2003, the Company used strategic consulting services provided by an affiliate of one of the Sponsors. Fees related to such services totaled $2.7 million for the year ended December 31, 2003. No such services were provided in 2004.

Transactions with Vivendi:

A management fee of $6.0 million was paid to Vivendi in 2002 to cover certain administrative activities performed by Vivendi on behalf of Houghton Mifflin. Management believes that the charges from Vivendi were allocated on a reasonable basis; however, such allocated costs are not intended to represent Houghton Mifflin’s costs on a stand-alone basis.

During the year ended December 31, 2002, Houghton Mifflin had three promissory notes payable to Vivendi and affiliates. All three notes were due on demand and interest rates were adjusted quarterly to London InterBank Offered Rate (“LIBOR”), plus 1.2% from January 1, 2002 to September 30, 2002 and LIBOR plus 2.5% for the period of October 1, 2002 to December 30, 2002. The actual interest rate payable on the notes ranged between 3.03% and 4.26% for the year ended December 31, 2002.

Cumulative net working capital loans pursuant to the cash pooling arrangements with Vivendi from the date of acquisition to December 30, 2002 of $71.5 million were repaid to Houghton Mifflin prior to the consummation of the Acquisition. Borrowings outstanding from Vivendi or loans to Vivendi under these cash pooling arrangements carried a variable interest rate, adjusted monthly. Net interest expense on these loans paid to Vivendi was $2.4 million for the year ended December 31, 2002.

Houghton Mifflin had two notes receivable from a Vivendi subsidiary for $125.0 million and $0.5 million, respectively. Both notes were due upon demand and bore interest at LIBOR plus 0.125%. Houghton Mifflin received payment in full for both notes during 2002. Interest income from these notes totaled $3.1 million for the year ended December 31, 2002.

(16) Segment Information

The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant to the Company’s business segments. No single customer accounts for more than 10% of consolidated net sales. The Company’s largest single customer is Barnes & Noble, which purchases both College and Trade and Reference products and accounted for 11.9% of accounts receivable as of December 31, 2004. Although the loss of a single customer, including Barnes & Noble, or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of the Company’s products can materially affect year-to-year revenue performance. The Company evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and nonrecurring and extraordinary items. The significant accounting policies of the reportable segments are the same as those for the Company.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The Company has nine operating divisions with separate management teams and infrastructures that offer various products and services. These divisions have been aggregated into four reportable segments based on similar economic characteristics, products and services, production process, class of customers, and distribution method, as follows:

K-12 Publishing:

This segment consists of five divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), Riverside, and Edusoft. This operating segment includes textbooks, instructional materials and services, tests for measuring achievement and aptitude, clinical and special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

College Publishing:

The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two and four year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

Trade and Reference Publishing:

This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher was acquired on December 30, 2002 and its results of operations are included in the accompanying table for 2004 and 2003 only. Kingfisher management reports functionally to the Trade and Reference Division. This operating segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. This segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites and wholesalers. It also sells reference materials to schools, colleges, libraries, office supply distributors, and businesses.

Other:

This segment consists of Promissor and unallocated corporate related items. Promissor develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement, and evaluation to regulatory entities, professional associations, and corporations.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The reconciliation of segment income (loss) to consolidated statements of income is as follows:

	HM PUBLISHING CORP.
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Total income (loss) from reportable segments	$16,675	$49,677	$(703,492)
Unallocated income (expense):
Net interest expense	(127,993)	(117,079)	(42,638)
Debt extinguishment costs	—	(48,427)	—
Other income (expense)	184	(39)	—

Loss from continuing operations before taxes, loss from discontinued operations, preferred stock dividend and redemption costs	$(111,134)	$(115,868)	$(746,130)

	HOUGHTON MIFFLIN COMPANY
	2004	2003	2002
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)
Total income (loss) from reportable segments	$16,675	$49,677	$(703,492)
Unallocated income (expense):
Net interest expense	(109,165)	(112,639)	(42,638)
Debt extinguishment costs	—	(48,427)	—
Other income (expense)	184	(39)	—

Loss from continuing operations before taxes, loss from discontinued operations, preferred stock dividend and redemption costs	$(92,306)	$(111,428)	$(746,130)

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, except as disclosed below. The “Other” column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS No. 131, nonrecurring items and, as it relates to segment profit or loss, income and expense not allocated to reportable segments.

	K-12 Publishing	College Publishing	Trade and Reference Publishing	Other	Consolidated
Year ended December 31, 2004:
Net sales from external customers	$849,809	$220,891	$148,188	$63,946	$1,282,834
Depreciation and amortization	160,837	37,652	11,470	14,928	224,887
Segment operating income (loss)	33,586	(1,743)	(1,829)	(13,338)	16,675
Identifiable assets	1,833,788	183,137	295,472	41,806	2,354,203
Total assets	1,833,788	183,137	295,472	41,806	2,354,203
Purchase of property, plant, and equipment including pre-publication costs	95,530	26,670	3,484	15,263	140,947

Year ended December 31, 2003:
Net sales from external customers	$848,372	$226,099	$125,129	$63,936	$1,263,536
Depreciation and amortization	143,680	39,866	4,200	7,269	195,015
Segment operating income (loss)	60,613	2,404	(6,757)	(6,583)	49,677
Identifiable assets	2,151,429	93,848	104,708	20,979	2,370,964
Acquired assets	64,422	—	—	—	64,422
Total assets	2,215,851	93,848	104,708	20,979	2,435,386
Purchase of property, plant, and equipment including pre-publication costs	93,549	19,127	3,794	5,177	121,647

Year ended December 31, 2002:
Net sales from external customers	$773,031	$211,942	$144,510	$65,085	$1,194,568
Depreciation and amortization	147,104	24,727	10,018	4,887	186,736
Segment operating loss	(462,864)	(204,652)	(34,043)	(1,933)	(703,492)
Identifiable assets	1,474,802	412,843	187,587	305,548	2,380,780
Acquired assets	335	—	4,866	3,809	9,010
Total assets	1,475,137	412,843	192,453	309,357	2,389,790
Purchase of property, plant, and equipment including pre-publication costs	101,342	24,560	2,431	6,364	134,697

Deferred issuance costs in 2004 and 2003 of $5.4 million and $5.7 million resulted in total assets of $2,359.6 million and $2,441.2 million for Publishing as of December 31, 2004 and 2003, respectively. Except as noted, all remaining reportable segment information relates to both Houghton Mifflin and Publishing.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

Financial Statement Schedules

(Tabular data in thousands, except per share data)

SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

	HM PUBLISHING CORP.
	Year ended December 31, 2004
	First	Second	Third	Fourth	Year
Net Sales	$139,046	$334,089	$570,403	$239,296	$1,282,834
Gross profit	13,114	152,348	331,396	78,648	575,506
Net income (loss) from continuing operations	(90,454)	(8,398)	95,793	(67,327)	(70,386)
Net income (loss) available to common stockholders	(90,454)	(8,398)	95,793	(67,327)	(70,386)

	Year ended December 31, 2003
	First	Second	Third	Fourth	Year
Net sales	$132,823	$361,317	$558,276	$211,120	$1,263,536
Gross profit	17,787	177,890	333,471	72,797	601,945
Net income (loss) from continuing operations	(120,630)	9,196	103,720	(65,726)	(73,441)
Net income (loss) available to common stockholders	(121,851)	9,196	103,720	(65,726)	(74,662)

	HOUGHTON MIFFLIN COMPANY
	Year ended December 31, 2004
	First	Second	Third	Fourth	Year
Net sales	$139,046	$334,089	$570,403	$239,296	$1,282,834
Gross profit	13,114	152,348	331,396	78,648	575,506
Net income (loss) from continuing operations	(87,172)	(5,605)	98,930	(64,000)	(57,847)
Net income (loss) available to common stockholders	(87,172)	(5,605)	98,930	(64,000)	(57,847)

	Year ended December 31, 2003
	First	Second	Third	Fourth	Year
Net sales	$132,823	$361,317	$558,276	$211,120	$1,263,536
Gross profit	17,787	177,890	333,471	72,797	601,945
Net income (loss) from continuing operations	(120,630)	9,196	103,720	(62,707)	(70,422)
Net income (loss) available to common stockholders	(121,851)	9,196	103,720	(62,707)	(71,643)

The above quarterly information reflects the seasonal fluctuations of the Company’s educational publishing business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. Based upon that evaluation such officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information is gathered, analyzed, and disclosed on a timely basis.

During the last fiscal quarter, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrants

The current directors and executive officers of Publishing and Houghton Mifflin are as follows:

Name	Age	Position
Executive Officers
Anthony Lucki	56	President, Chief Executive Officer, and Director, Publishing and Houghton Mifflin
Stephen Richards	49	Executive Vice President, Chief Operating Officer, and Chief Financial Officer, Publishing and Houghton Mifflin
Sylvia Metayer	45	Executive Vice President; President, Assessment Group, Houghton Mifflin
Lee Jones	50	President, The Riverside Publishing Company
Theresa Kelly	44	President, Trade and Reference Division, Houghton Mifflin
Rita Schaefer	51	President, McDougal Littell Division, Houghton Mifflin
June Smith	61	President, College Division, Houghton Mifflin
Steve Zukowski	45	President, Great Source Education Group Division and Chief Operating Officer, School and Supplemental Division, Houghton Mifflin
Maureen DiMarco	56	Senior Vice President, Educational and Governmental Affairs, Houghton Mifflin
Gerald Hughes	48	Senior Vice President, Human Resources, Publishing and Houghton Mifflin
Patrick Meehan	49	Senior Vice President, Chief Information Officer, Houghton Mifflin
Patricia Tutunjian	45	Senior Vice President, Sales and Marketing, International Division, Houghton Mifflin
Paul Weaver	62	Senior Vice President and General Counsel, Publishing and Houghton Mifflin

Non-Employee Directors
David Blitzer	35	Director, Publishing and Houghton Mifflin
Charles Brizius	36	Director, Publishing and Houghton Mifflin
Robert Friedman	61	Director, Publishing and Houghton Mifflin
Steve Gandy	58	Director, Publishing and Houghton Mifflin
Jonathan Goodman	33	Director, Publishing and Houghton Mifflin
Seth Lawry	40	Director, Publishing and Houghton Mifflin
James Levy	64	Director, Publishing and Houghton Mifflin
Mark Nunnelly	46	Director, Publishing and Houghton Mifflin
Michael Perik	47	Director, Publishing and Houghton Mifflin
Scott Sperling	47	Director, Publishing and Houghton Mifflin
Michael Ward	41	Director, Publishing and Houghton Mifflin

The following information provides a brief description of the business experience of each executive officer and director during the past five years.

Anthony Lucki has served as President, Chief Executive Officer, and a Director of Houghton Mifflin and Publishing since October 2003. In addition, he has been acting President, School and Supplemental Division of Houghton Mifflin since January 2004. He also currently serves as Chairman of the Association of American Publishers. From July 2001 through August 2003, he served as President and Chief Executive Officer of Harcourt, Inc., a division of Reed Elsevier plc. From November 1999 through August 2003, he served as President and Chief Executive Officer of Harcourt Education, a division of Harcourt General prior to the acquisition by Reed Elsevier. Previously he served as President and Chief Executive Officer of Harcourt School Publishers since November 1997.

Stephen Richards has served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of Houghton Mifflin and Publishing since April 2004. From 1998 until 2002, he had been Senior Vice President and Chief Financial Officer of Harcourt Education, a division of Harcourt General prior to the acquisition by Reed Elsevier. In 2003, he also served as Global Chief Financial Officer for Harcourt Education.

He had been Vice President and Controller at Harcourt General from 1993 through 1998. Previously, he was a partner at Deloitte & Touche.

Sylvia Metayer has served as Executive Vice President of Houghton Mifflin and President, Houghton Mifflin Assessment Group, which includes Riverside, Edusoft, and Promissor, since January 2004. Until April 2004, she was also Houghton Mifflin’s Chief Operating Officer, a position she held since July 2001, and Interim Chief Financial Officer, a position she held since November 2003. In addition, she served as the Acting Chief Executive Officer of Houghton Mifflin from June 2003 until October 2003. In 2000, she was Chief Financial Officer of Games, Education, and Literature at Vivendi Universal Publishing. Previously, she spent three years at Mattel France as Vice President of Finance and Administration.

Lee Jones has served as President, The Riverside Publishing Company, since October, 2004, when he joined Houghton Mifflin. From 2001 to 2004, he had been Vice President of K-12 Development and Operations at The College Board, which he had joined in 1999 as Executive Director of the AP program.

Theresa Kelly has served as Houghton Mifflin’s President, Trade and Reference Division, since September 2004, and as Senior Vice President, Trade and Reference Division, since July 2002. From 1982 to 2002, she served in other capacities within the Trade and Reference Division, including Director of Special Sales and Marketing, Vice President and Director of Markets, and Corporate Vice President, Director of Sales.

Rita Schaefer has served as Houghton Mifflin’s President, McDougal Littell Division, since September 2004 and as Executive Vice President and head of McDougal Littell since 2001. From 1994 to 2000 she served in other capacities within the division, including Vice President, National Sales Manager and Senior Vice President, McDougal Littell.

June Smith has served as Houghton Mifflin’s President, College Division, since September 2004 and as Houghton Mifflin’s Executive Vice President, College Division since 1994.

Steve Zukowski has served as Houghton Mifflin’s President, Great Source Education Group Division since September 2004, while continuing as Chief Operating Officer, School and Supplemental Division, a position he has held since 2003. From 1990 to 2003, he served in other capacities within Houghton Mifflin, including School Division Vice President, Publishing Operations and Vice President, Inventory Management and Business Information Systems; Vice President, Finance and Operations, and President of Sunburst Technology Corporation, which was then a subsidiary of Houghton Mifflin.

Maureen DiMarco has served as Houghton Mifflin’s Senior Vice President, Educational and Governmental Affairs, since early 2002. From 1996 to 2002 she served in other capacities within Houghton Mifflin, including Vice President, Educational and Governmental Affairs, of Riverside, and Corporate Vice President, Educational and Governmental Affairs.

Gerald Hughes has served as Senior Vice President, Human Resources, of Houghton Mifflin since August 2002, when he joined the Company, and as Publishing’s Senior Vice President, Human Resources, since December 2003. From 1988 to 2001 he worked at Harcourt General, Inc. as Labor Counsel, as Vice President and Chief Counsel at Drake Beam Morin, Inc., a subsidiary of Harcourt General, and Vice President, Human Resources, at Harcourt General and The Neiman Marcus Group.

Patrick Meehan has served as Senior Vice President and Chief Information Officer of Houghton Mifflin since May 2004. He was Senior Vice President and President of Promissor from 2003 to 2004. From 1999 to 2002 he served in other capacities within Houghton Mifflin, including Vice President and Chief Operating Officer of Computer Adaptive Technologies and Senior Vice President and President of CAT*ASI (the predecessor of Promissor).

Patricia Tutunjian has been Houghton Mifflin’s Senior Vice President, Sales and Marketing, International Division, since 2002. She had served in other capacities within Houghton Mifflin since 1999, including Director of Sales and Marketing, International Division, and Vice President, International Division.

Paul Weaver has served as Senior Vice President and General Counsel of Publishing since September 2003 and of Houghton Mifflin since 1989.

David Blitzer has been a director of Houghton Mifflin since December 2002. Mr. Blitzer is a Senior Managing Director of The Blackstone Group L.P., which he joined in 1991. He is also a director of Spirit Group Holdings Limited, Sulo GmbH, and Southern Cross Healthcare Limited.

Charles Brizius has been a director of Houghton Mifflin since December 2002. He is a Managing Director at Thomas H. Lee Partners, L.P. Mr. Brizius worked at Thomas H. Lee Company from 1993 to 1995, rejoining in 1997. He is also a director of TransWestern Holdings, L.P., United Industries Corporation, Eye Care Centers of America, Inc., and Warner Music Group.

Robert Friedman has been a director of Houghton Mifflin since December 2002. He has served as a Senior Managing Director of The Blackstone Group L.P. since February 1999 and as Chief Administrative Officer and Chief Legal Officer since February 2003. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett LLP, a New York law firm. He also serves on the board of directors of Axis Capital Holdings Limited, Northwest Airlines, Inc., Premcor, Inc., and TRW Automotive Holdings Corp.

Steve Gandy has been a director of Houghton Mifflin since January 2004. He served as President and Chief Executive Officer of Harcourt School Publishers, a subsidiary of Harcourt General, from September 2000 until December 2023, and as Executive Vice President from 1990 until 2000.

Jonathan Goodman has been a director of Houghton Mifflin since December 2002. He is a Principal of Bain Capital Partners, LLC. Mr. Goodman joined Bain Capital in 1995.

Seth Lawry has been a director of Houghton Mifflin since December 2002. He is a Managing Director at Thomas H. Lee Partners, L.P. Mr. Lawry worked at Thomas H. Lee Company from 1989 to 1990, rejoining in 1994. Mr. Lawry serves as a director of ProSiebenSat.1 Media AG and Warner Music Group.

James Levy has been a director of Houghton Mifflin since August 2003. Mr. Levy held the position of Executive Vice Chairman for Riverdeep Group PLC from July 2001 to February 2003 and served on Riverdeep’s board of directors from February 2001 to 2003. Since 1992, Mr. Levy had been at Harcourt, where, after serving simultaneously as president of two of Harcourt’s three operating groups, the Education Group and the Lifelong Learning & Assessment Group, Mr. Levy became President and Chief Operating Officer of Harcourt, Inc., a domestic and international publisher and specialty retailer. He also served as Vice President of Harcourt General, the parent company.

Mark Nunnelly has been a director of Houghton Mifflin since December 2002. He joined Bain Capital Partners, LLC in 1990 as a Managing Director. He serves as a director of Domino’s Pizza, DoubleClick, Eschelon Telecom, and UGS, among others.

Michael Perik has been a director of Houghton Mifflin since June 2003. Since 2002 he has served as the Chairman and Chief Executive Officer of Achievement Technologies, Inc., a company that develops software solutions aimed at improving student achievement and performance. From 1999 to 2002 Mr. Perik served on the board of directors of Achievement Technologies. For the six years prior to that he was the Chairman and Chief Executive Officer of The Learning Company, Inc.

Scott Sperling has been a director of Houghton Mifflin since December 2002. He is Co-President of Thomas H. Lee Partners, L.P. and Trustee and General Partner of various THL Equity Funds. Mr. Sperling is also President of THLee Putnam Capital, a joint venture with Putnam Investments, one of the largest global investment management firms. Mr. Sperling is currently a Director of Fisher Scientific International, Inc., Vertis, Inc., Wyndham International, Warner Music Group, ProSiebenSat.1 Media AG and several private companies. Prior to joining Thomas H. Lee Partners, Mr. Sperling was, for over ten years, Managing Partner of The Aeneas Group, Inc., the private capital affiliate of Harvard Management Company. Before that he was a senior consultant with the Boston Consulting Group.

Michael Ward has been a director of Houghton Mifflin since August 2003. Mr. Ward is a Managing Director of Bain Capital Partners, LLC. He joined Bain Capital in 2003. For five years prior to joining Bain Capital, Mr. Ward held a variety of senior positions at Digitas, Inc., including President and Chief Operating Officer.

The Board of Directors has established an audit committee comprised of Michael Ward, chairman, and Charles Brizius. The Board has determined that Mr. Ward is an audit committee financial expert, as that term is used in the regulations promulgated under the Securities Exchange Act of 1934. Due to his affiliation with Bain Capital, Mr. Ward is not an independent director, as that term is defined in those regulations.

The Company has adopted a code of ethics that applies to those officers responsible for financial reporting as part of its company-wide code of conduct. The code of conduct, including the section entitled “Financial Reporting: Special Ethical Obligations for Employees with Financial Reporting Responsibility,” is available on the Company’s internet site at www.hmco.com. Any amendments to this portion of the code, or any waivers of its requirements, will be disclosed on the Company’s website.

Item 11. Executive Compensation

Compensation

The following table summarizes the compensation paid to the President and Chief Executive Officer and the four other most highly compensated executive officers during the last three years.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)			All Other Compensation ($) (2)
Anthony Lucki President and Chief Executive Officer (3)	2004 2003	$600,000 138,462	$1,113,529 554,167		* *		$44,435 43,818

Sylvia Metayer Executive Vice President, President, Assessment Group (4)	2004 2003 2002	402,014 398,284 234,583	609,284 363,428 382,500	$	* * 309,569	(5)	839,166 677,678 —

Patrick Meehan Senior Vice President, Chief Information Officer	2004 2003 2002	279,912 224,517 214,600	649,026 202,458 107,800		* * *		259,861 261,456 23,328

Stephen Richards Executive Vice President, Chief Operating Officer, and Chief Financial Officer (6)	2004	375,000	417,573		*		—

Rita Schaefer President, McDougal Littell Division	2004 2003 2002	316,000 304,000 299,000	458,229 277,899 152,000		* * *		724,488 841,341 25,540

*	Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
(1)	Includes a transaction bonus of $200,000 paid to Ms. Metayer by Vivendi in connection with the sale of Houghton Mifflin in 2002; a signing bonus of $554,167 paid to Mr. Lucki in 2003; a bonus of $250,000 paid to Mr. Meehan in 2004 in connection with his appointment as Chief Information Officer; special bonuses paid in 2004 to Ms. Metayer of $216,578, Ms. Schaefer of $129,934, and Mr. Meehan of $64,967; and a bonus of $170,000 paid to Ms. Metayer in 2004 pursuant to her employment agreement.
(2)

These amounts are Houghton Mifflin’s matching contributions under the 401(k) Savings Plan, contributions under the defined contribution component of the Supplemental Benefits Plan, and premiums paid for employee-owned whole life insurance policies. Under the Supplemental Benefits Plan, Houghton Mifflin provides benefits substantially equal to benefits that could not be provided under the 401(k) Savings Plan because of limitations under the Internal Revenue Code of 1986, as amended. The table below shows the amounts paid for each of these categories during 2004 for the officers listed in the table.

Name	Contributions to 401(k) Savings Plan	Contributions to Supplemental Benefits Plan	Whole Life Insurance
Mr. Lucki	$8,357	$4,643	$31,435
Ms. Metayer	—	—	22,766
Mr. Meehan	7,600	2,805	12,812
Mr. Richards	—	—	—
Ms. Schaefer	4,733	887	18,918

In addition, the following payments were made in 2004 pursuant to retention agreements: Ms. Metayer: $816,400; Mr. Meehan: $236,644; and Ms. Schaefer: $699,950.

(3)	Mr. Lucki became an executive officer on October 1, 2003.
(4)	Ms. Metayer became an executive officer in January 2002.
(5)	Includes $56,715 for reimbursement of relocation expenses, $103,267 for reimbursement of tax payments, $14,430 for reimbursement of automobile leasing expenses, $85,849 for payment of housing expenses, $22,640 for payment of tuition expenses, $24,528 for a cost of living adjustment payment pursuant to an expatriate agreement with a division of Vivendi, and $2,140 for payment of parking fees.
(6)	Mr. Richards became an executive officer on April 1, 2004.

2003 Stock Option Plan

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan was adopted on December 3, 2003 to provide for the grant of options to purchase Holdings’ Class A Common Stock. The Board of Directors of Holdings administers the plan and may, from time to time, grant option awards to directors and employees of Houghton Mifflin and its subsidiaries who, in the opinion of the board, are in a position to make a significant contribution to the success of Houghton Mifflin and its subsidiaries. The Board of Directors of Holdings may grant options that are vested over time and options that vest based on the attainment of performance goals specified by the Board of Directors.

The following table shows stock option grants in 2004 to the officers named in the Summary Compensation Table. The amounts shown as potentially realizable values are based on the assumed appreciation rates required by the SEC, but the real value of these options will depend entirely on the actual future share price.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation
	Number of Securities Underlying Options Granted (#)	Individual Grants % of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Stephen Richards	4,226	39.3%	$100.00	1/1/13	$91,070	$196,129

The options were granted in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

Tranche 1 options vest in equal annual installments over four years. Twenty-five percent of the Tranche 1 options vest and become exercisable on each of the first, second, third, and fourth anniversaries of the option plan’s effective date, July 1, 2003.

The Tranche 2 and Tranche 3 options fully vest and become exercisable on the seventh anniversary of the date they were granted. However, if certain events occur as noted in the option plan, the vesting of the Tranche 2 and/or Tranche 3 options will be accelerated so that 25% of the Tranche 2 and Tranche 3 options also vest and become exercisable on each of the first, second, third, and fourth anniversaries of the option plan’s effective date.

Retirement Plan

Houghton Mifflin maintains a tax-qualified, defined benefit Retirement Plan, and establishes an account for each eligible employee. Every year, each employee’s account is credited with an amount that varies depending on the employee’s length of service and earnings, and with interest on the accumulated balance. For calculating the contribution to the Retirement Plan, compensation consists primarily of salary, wages, commissions, and annual incentive compensation. When an employee leaves Houghton Mifflin, he or she has the option to:

•	convert this account to an annuity benefit;

•	leave the account in the Retirement Plan where it will continue to earn interest; or

•	take the account balance as a lump sum payment.

An employee who leaves with fewer than five years of service receives no benefit under the Retirement Plan.

The Internal Revenue Code limits the annual amount of compensation that can be taken into consideration for determining benefits and the annual benefit accruals under a tax-qualified retirement plan. As permitted by the Internal Revenue Code, Houghton Mifflin maintains a Supplemental Executive Retirement Plan that provides retirement benefits in excess of these limits. These supplemental benefits for the officers named in the Summary Compensation Table and nine other executive officers are calculated based on a formula that uses a multiple of the employee’s years of service and average annual earnings for the three highest-paid consecutive years of service in the last ten years before retirement. The following tables show the range of the estimated annual retirement benefits under the Retirement Plan and the Supplemental Executive Retirement Plan at the normal retirement age of 62 (calculated as of December 31, 2004) to those officers. The benefits shown in the tables reflect a single life annuity benefit calculated based on the average annual compensation for three highest conservative years.

Pension Plan Table

Compensation	Years of Credited Service
	10	15	20	25	30	35	40
$ 450,000	$ 90,000	$135,000	$180,000	$225,000	$270,000	$ 315,000	$ 360,000
$ 500,000	$100,000	$150,000	$200,000	$250,000	$300,000	$ 350,000	$ 400,000
$ 550,000	$110,000	$165,000	$220,000	$275,000	$330,000	$ 385,000	$ 440,000
$ 600,000	$120,000	$180,000	$240,000	$300,000	$360,000	$ 420,000	$ 480,000
$ 650,000	$130,000	$195,000	$260,000	$325,000	$390,000	$ 455,000	$ 520,000
$ 700,000	$140,000	$210,000	$280,000	$350,000	$420,000	$ 490,000	$ 560,000
$ 750,000	$150,000	$225,000	$300,000	$375,000	$450,000	$ 525,000	$ 600,000
$ 800,000	$160,000	$240,000	$320,000	$400,000	$480,000	$ 560,000	$ 640,000
$ 850,000	$170,000	$255,000	$340,000	$425,000	$510,000	$ 595,000	$ 680,000
$ 900,000	$180,000	$270,000	$360,000	$450,000	$540,000	$ 630,000	$ 720,000
$ 950,000	$190,000	$285,000	$380,000	$475,000	$570,000	$ 665,000	$ 760,000
$1,000,000	$200,000	$300,000	$400,000	$500,000	$600,000	$ 700,000	$ 800,000
$1,050,000	$210,000	$315,000	$420,000	$525,000	$630,000	$ 735,000	$ 840,000
$1,100,000	$220,000	$330,000	$440,000	$550,000	$660,000	$ 770,000	$ 880,000
$1,150,000	$230,000	$345,000	$460,000	$575,000	$690,000	$ 805,000	$ 920,000
$1,200,000	$240,000	$360,000	$480,000	$600,000	$720,000	$ 840,000	$ 960,000
$1,250,000	$250,000	$375,000	$500,000	$625,000	$750,000	$ 875,000	$1,000,000
$1,300,000	$260,000	$390,000	$520,000	$650,000	$780,000	$ 910,000	$1,040,000
$1,350,000	$270,000	$405,000	$540,000	$675,000	$810,000	$ 945,000	$1,080,000
$1,400,000	$280,000	$420,000	$560,000	$700,000	$840,000	$ 980,000	$1,120,000
$1,450,000	$290,000	$435,000	$580,000	$725,000	$870,000	$1,015,000	$1,160,000
$1,500,000	$300,000	$450,000	$600,000	$750,000	$900,000	$1,050,000	$1,200,000

As of December 31, 2004, the years of credited service and the compensation that will be taken into account for pension calculations for 2004 for the officers named in the Summary Compensation Table are: Mr. Lucki, 11 years and $600,000; Ms. Metayer, 5 years and $765,442; Mr. Meehan, 6 years and $385,578; Mr. Richards, 1 year and $375,000; Ms. Schaefer, 11 years and $593,899. Differences between the amount of compensation shown above and in the Summary Compensation Table reflect differences in accounting for incentive compensation payments, which are included in the year paid when calculating pension benefits.

Compensation of Directors

Directors who are not employees of the Company or the Sponsors receive an annual retainer of $40,000, payable in cash quarterly during the year of service, for attendance at board meetings. Directors who retire, resign, or are elected during a year will receive an amount prorated based on the portion of the year served as a director. Directors who serve on board committees receive $1,500 for each committee meeting attended, and directors who chair committees receive $2,000 for each committee meeting attended. Directors also receive reimbursement for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and any committee meetings. In addition, during 2004 Messrs. Gandy, Levy, and Perik each received option grants for 1,000 shares of Holdings, on the terms described above under “Executive Compensation—2003 Stock Option Plan.” Houghton Mifflin pays no additional remuneration to employees or to executives of the Sponsors for serving as directors.

Employment Contracts, Termination of Employment, and Change-in-Control Agreements

Employment Agreement with Anthony Lucki

Houghton Mifflin entered into an employment agreement with Anthony Lucki on September 17, 2003 under which Mr. Lucki is serving as Houghton Mifflin’s President and Chief Executive Officer. The employment agreement provides for a three-year term that began on October 1, 2003, but the term is automatically extended for successive one-year terms unless either party gives written notice to the contrary at least 90 days prior to the expiration of the current term. Under the terms of the employment agreement, Mr. Lucki will be paid an annual base salary of at least $600,000, subject to increase from time to time by Board of Directors. Mr. Lucki is also eligible to receive an annual bonus of up to 100% of his base salary. Houghton Mifflin also agreed to pay Mr. Lucki a starting bonus equal to $554,167. In addition, Houghton Mifflin agreed to provide Mr. Lucki with an initial grant of options to purchase 14,088 shares of Class A Common Stock of Holdings, term life insurance coverage equal to $3,000,000, and employee benefits comparable to those provided to other senior executives of Houghton Mifflin.

In the event Houghton Mifflin terminates the employment agreement for any reason other than cause or if Mr. Lucki terminates his employment for good reason, as defined in the agreement, Mr. Lucki will be entitled to severance benefits equal to:

•	18 months of his then-current base salary; and

•	continued contributions by Houghton Mifflin to the cost of his participation in Houghton Mifflin’s medical and dental plans for up to 18 months after termination.

The foregoing amounts will be reduced by any benefits payable to Mr. Lucki under any other severance agreement.

The employment agreement also contains standard provisions relating to confidentiality and assignment of intellectual property rights. In addition, Mr. Lucki agreed that during his employment with Houghton Mifflin and for 12 months after his employment terminates, he will not compete with, or solicit employees or clients of, Houghton Mifflin or any of its affiliates. In connection with his employment agreement, Mr. Lucki would also be nominated for election to the Board of Directors of Houghton Mifflin, and has agreed to serve as director of any other affiliated company if so requested.

Employment Arrangements with Sylvia Metayer

On September 15, 2003, Houghton Mifflin and Sylvia Metayer agreed to an amendment of Ms. Metayer’s employment arrangements to increase Ms. Metayer’s base salary to $400,000 per year, retroactive to July 1, 2003; provide for a payment to Ms. Metayer of $170,000, payable after January 1, 2004, provided that Ms. Metayer is employed by Houghton Mifflin on December 31, 2003; and provide for a grant of options to purchase 7,045 shares of Class A Common Stock of Holdings. In addition, Houghton Mifflin entered into an agreement with Ms. Metayer on September 17, 2003 that provides for increased severance benefits and additional restrictive covenants relating to confidentiality, assignment of intellectual property rights, non-competition, and non-solicitation in the event she remains employed by Houghton Mifflin on and after July 1, 2004.

Retention and Severance Agreements

In 2002, Houghton Mifflin entered into retention agreements with approximately 800 employees. If these employees remained employed by Houghton Mifflin for various periods from 6 to 18 months following the Acquisition or were terminated without cause, Houghton Mifflin would be required to pay them an aggregate of approximately $30 million of retention bonuses. These agreements, which contained standard confidentiality and noncompetition provisions, expired on December 31, 2004.

Houghton Mifflin had entered into retention and severance arrangements, in lieu of its standard severance policy, with approximately 33 of those employees who are executives and key employees, including Ms. Metayer, Mr. Meehan, and Ms. Schaefer. If Houghton Mifflin terminated these employees without cause or they terminated their employment for good reason (as such terms are defined in the agreements), in either case before the end of 2004, Houghton Mifflin could be required to pay up to an aggregate of approximately $25 million in severance payments and provide other post-termination benefits. These agreements contained standard confidentiality and noncompetition provisions. For further information on retention bonuses, see “Executive Compensation—Rollover of Retention Payments and Deferred Compensation Plan.”

Rollover of Retention Payments and Deferred Compensation Plan

Twenty-four executives and key employees, with whom Houghton Mifflin had entered into retention agreements, including Ms. Metayer and Ms. Schaefer, have deferred receipt of their retention bonus payments in exchange for an interest in the 2003 Deferred Compensation Plan that gives such employees an interest in shares of the common stock of Holdings. The aggregate amount of the retention bonus payments that were exchanged for an interest in the common stock of Holdings, held in a “Rabbi Trust,” is approximately $4.6 million. The shares held in trust will be distributed upon a change of control, a qualified public offering, any termination of employment, or upon other tag-along or drag-along sales initiated by the Sponsors. Houghton Mifflin has a right to repurchase shares from such employees following termination of their employment. All of the assets of the trust, namely the common stock of Holdings, would be subject to the claims of creditors in the event of insolvency.

Employment Security Agreements

Houghton Mifflin has entered into employment agreements with 12 officers, including Mr. Meehan, Mr. Richards, and Ms. Schaefer. Under the terms of each agreement, the executive covenants not to compete with the Company during the term of the agreement and for a period of one year after termination. The executive also agrees to customary confidentiality and intellectual property assignment provisions. In consideration, the executive is entitled to receive severance payments on termination of his or her employment. If the agreement is terminated by Houghton Mifflin other than “for cause” or by the executive “for good reason,” Houghton Mifflin will continue to pay the executive’s salary for one year from the date of termination at the higher of the executive’s base salary rate at the time of termination and the date of the agreement. If the employment is terminated by Houghton Mifflin “for cause” or by the executive other than “for good reason,” no payments will be owed by Houghton Mifflin under the agreement. In the event that Houghton Mifflin undergoes a “change of control” transaction (other than as a result of a public offering) prior to July 1, 2007, and the executive is terminated other than “for cause” within one year of the transaction, the executive is entitled to certain payments in respect of unvested options.

Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan, as of December 31, 2004. This plan was approved by the shareholders of Holdings.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	86,640	$100.00	14,971
Equity compensation plans not approved by security holders	—	—	—
Total	86,640	100.00	14,971

Security Ownership

Holdings owns 100% of the capital stock of Publishing, which holds 100% of the capital stock of Houghton Mifflin.

The following table sets forth as of January 31, 2005 the number and percentage of shares of Holdings’ common stock beneficially owned by (i) each person known to beneficially own more than 5% of the outstanding shares of Holdings’ common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group.

Notwithstanding the beneficial ownership of common stock presented below, a stockholders’ agreement governs the stockholders’ exercise of their voting rights with respect to certain material events and transactions. In addition, the agreement would govern the stockholders’ exercise of their voting rights with respect to the election of directors after an initial public offering of Holdings. The parties to the stockholders’ agreement have agreed to vote their shares as set forth therein. See “Certain Relationships and Related Transactions.” Except as otherwise indicated in a footnote, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is c/o Houghton Mifflin Company, 222 Berkeley Street, Boston, Massachusetts 02116-3764.

	Shares of Common Stock		Percent of Common Stock (2)
Name and Address	Class A (1)	Class L
Thomas H. Lee Funds(3) c/o Thomas H. Lee Partners, L.P. 75 State Street, Suite 2600 Boston, MA 02109	246,000	27,333	40%
Bain Funds(4) c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199	246,000	27,333	40%
Blackstone Management Associates III L.L.C.(5) 345 Park Avenue New York, NY 10154	123,000	13,666	20%
David Blitzer(5)	123,000	13,666	20%
Charles Brizius(3)(6)	246,000	27,333	40%
Robert Friedman(5)	123,000	13,666	20%
Steve Gandy	—	—	—
Jonathan Goodman	—	—	—
Seth Lawry(3)(6)	246,000	27,333	40%
James Levy	—	—	—
Mark Nunnelly(4)(7)	246,000	27,333	40%
Michael Perik	—	—	—
Scott Sperling(3)(6)	246,000	27,333	40%
Michael Ward	—	—	—
Anthony Lucki(8)	1,174	—	*
Sylvia Metayer(8)	965	4	*
Patrick Meehan	176	—	*
Stephen Richards(8)	352	—	*
Rita Schaefer	842	54	*
All directors and executive officers as a group (24 persons)(8)(9)	620,636	68,531	100%

*	Indicates less than 1% of Holdings’ common stock.
(1)	Includes shares that may be acquired upon exercise of stock options that were exercisable on January 31, 2005, or that will become exercisable within 60 days after January 31, 2005. The following list shows the number of these shares.

Name	Number of Shares
Mr. Lucki	1,174
Ms. Metayer	587
Mr. Meehan	176
Mr. Richards	352
Ms. Schaefer	352
All directors and executive officers as a group (24 persons)	3,844

(2)	Represents the aggregate ownership of the Class A and Class L Common Stock of Holdings.
(3)	Includes 189,616 Class A and 21,068 Class L shares of common stock owned by Thomas H. Lee Equity Fund V, L.P.; 49,198 Class A and 5,466 Class L shares of common stock owned by Thomas H. Lee Parallel Fund V, L.P.; 2,613 Class A and 290 Class L shares of common stock owned by Thomas H. Lee Equity (Cayman) Fund V, L.P. (collectively, the “THL Funds”); 1,481 Class A and 165 Class L shares of common stock owned by Putnam Investments Holdings, LLC; 1,273 Class A and 141 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company I LLC; 1,137 Class A and 126 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company II, LLC (collectively, the “Putnam Funds”); 450 Class A and 50 Class L shares of common stock owned by 1997 Thomas H. Lee Nominee Trust (the “Lee Trust”); and 233 Class A and 26 Class L shares of common stock owned by Thomas H. Lee Investors Limited Partnership (“Investors”). The THL Funds general partner is THL Equity Advisors V, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds, the Lee Trust and Investors are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC, a wholly owned subsidiary of Putnam Investments Trust, is the managing member of Putnam Investments Employees’ Securities I LLC and Putnam Investments Employees’ Securities II LLC and each disclaims beneficial ownership of any shares other than the shares held directly by such entity. U.S. Bank, N.A. (successor to State Street Bank & Trust Company), not personally but solely under a Trust Agreement dated as of August 18, 1997 and known as the Thomas H. Lee Nominee Trust, is the trustee of the Lee Trust and disclaims any beneficial ownership of shares held by the Lee Trust. THL Investment Management Corp. is the general partner of Investors and disclaims beneficial ownership of shares held by Investors. Each of the THL Funds, Advisors, Investors, and the Lee Trust has an address c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.
(4)	Includes (i) 65,475 Class A shares and 7,275 Class L shares of common stock held by Bain Capital VII Coinvestment Fund, LLC (“Coinvest”), whose sole member is Bain Capital VII Coinvestment Fund, L.P. (“Coinvestment”), whose general partner is Bain Capital Partners VII, L.P. (“Partners VII”), whose general partner is Bain Capital Investors, LLC (“BCI”); (ii) 178,792 Class A shares and 19,446 Class L shares of common stock held by Bain Capital Integral Investors, LLC (“Integral”), whose administrative member is Bain Capital Fund VI, L.P. (“Fund VI”), whose general partner is Bain Capital Partners VI, L.P. (“Partner VI”), whose general partner is BCI; and (iii) 1,732 Class A shares and 612 Class L shares of common stock held by BCIP TCV, LLC (“BCIP”), whose administrative member is BCI. Each of the entities listed in this footnote has an address c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(5)

Includes 102,636 Class A shares and 11,404 Class L shares of common stock owned by Blackstone Capital Partners III Merchant Banking Fund L.P., 19,442 Class A shares and 2,160 Class L shares of common stock owned by Blackstone Offshore Capital Partners III L.P. and 923 Class A shares and 103 Class L shares of common stock owned by Blackstone Family Investment Partnership III L.P. (the “Blackstone Funds”) for each of which Blackstone Management Associates III L.L.C. (“BMA”) is the general partner having voting and investment power over the shares held or controlled by each of the Blackstone Funds. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. Messrs. Freidman and Blitzer, directors of Publishing and Holdings, are members of Blackstone Management Associates III L.L.C. and disclaim any beneficial ownership of shares beneficially owned by the Blackstone Funds.

(6)	Messrs. Lawry, Sperling, and Brizius, directors of Houghton Mifflin, Publishing, and Holdings, are managing directors of Thomas H. Lee Partners, L.P. and disclaim any beneficial ownership of any shares beneficially owned by the Thomas H. Lee Funds. Messrs. Lawry, Sperling, and Brizius have an address c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109.
(7)	Mr. Nunnelly, a director of Houghton Mifflin, Publishing, and Holdings, is a managing director of Bain Capital, LLC. Amounts disclosed for Mr. Nunnelly are also included above in the amounts disclosed in the table next to “Bain Funds.” Includes (i) 65,475 Class A shares and 7,275 Class L shares of common stock held by Coinvest, whose sole member is Coinvestment, whose general partner is Partners VII, whose general partner is BCI, of which Mr. Nunnelly is a member; (ii) 178,792 Class A shares and 19,446 Class L shares of common stock held by Integral, whose administrative member is Fund VI, whose general partner is Partner VI, whose general partner is BCI, of which Mr. Nunnelly is a member; and (iii) 1,732 Class A shares and 612 Class L shares of common stock held by BCIP, whose administrative member is BCI, of which Mr. Nunnelly is a member. Mr. Nunnelly disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Mr. Nunnelly has an address c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(8)	Except for shares that may be acquired upon exercise of options (see note 1 above), all shares beneficially owned by Mr. Lucki, Ms. Metayer, Mr. Meehan, Mr. Richards, Ms. Schaefer, and the Company’s other executive officers represent interests in the 2003 Deferred Compensation Plan.
(9)	Includes the beneficial ownership of shares held by Thomas H. Lee Funds, Bain Funds, and Blackstone Management Associates III L.L.C. by Messrs. Blitzer, Brizius, Friedman, Lawry, Nunnelly, and Sperling as members or managing directors of Thomas H. Lee Funds, Bain Funds, and Blackstone Management Associates III L.L.C. If beneficial ownership of such shares are not included, all current directors and executive officers as a group would have beneficial ownership of 1,826 shares of Class A Common Stock and 203 shares of Class L Common Stock, which would be less than 1% of Holdings’ common stock.

Item 13. Certain Relationships and Related Transactions

Stockholders Agreement

Houghton Mifflin has entered into a stockholders agreement with Holdings and the Sponsors and members of its management participating in the 2003 Deferred Compensation Plan described in “Executive Compensation—Rollover of Retention Payments and Deferred Compensation Plan.” Future holders of the common stock of Holdings may also be required to become parties to the agreement. The stockholders agreement provides that after the initial public offering of Holdings, the holders of a majority of the shares thereof originally issued to the Sponsors will have the right to determine the size of the Board of Directors of Holdings. In addition, the stockholders agreement provides that in the event that the size of the Board of Directors of Holdings increases by any number of members, THL and Bain Capital will have the right to elect the same number of additional members, and Blackstone will have the right to elect a number of directors that is at least 20% of the total number of directors elected by the Sponsors. The stockholders agreement also provides that Houghton Mifflin’s Board of Directors will at all times consist of the same members as the board of Holdings.

The stockholders agreement prohibits the parties thereto from transferring any of their stock except transfers by a natural person to an immediate family member or upon the death of that natural person and, in the case of an investment fund, transfers to other investment funds affiliated with the investment fund and to partners or members of the fund in a pro rata distribution. The agreement also gives the holders of a majority of the shares originally issued to the Sponsors the right to require all other parties to the agreement to sell their stock to a buyer in the event that such majority is selling 80% or more of their stock. The agreement also gives certain parties the right to participate in specified issuances of capital stock.

The stockholders agreement provides that beginning December 31, 2009, or prior to such date with the prior approval of the holders of the majority of shares originally issued to the Sponsors, any holder of shares originally issued to the Sponsors may sell any portion of their shares to any third party. In such event, however, all parties to the agreement have the right to participate in the sale as a seller subject to a pro rata cut-back in which the holder of shares can only sell their pro rata percentage of shares. In addition, the holders of stock originally issued to the Sponsors have a right of first offer to purchase any shares of stock proposed to be sold in any such transaction.

Any right of the holders of stock originally issued to the Sponsors to join in the sale of shares, to participate in any issuance of capital stock or to require other holders to sell shares terminate upon the earlier of a change in control of Houghton Mifflin or a qualified public offering of the shares of Holdings.

Beginning after the initial public offering of Holdings, the stockholders agreement gives the holders of stock originally issued to the Sponsors the right to require Holdings to register the common stock held by such stockholders for sale to the public under the Securities Act of 1933. Such registrations are subject to a potential underwriter’s cut-back in the number of shares to be registered if the underwriter determines that marketing factors require a limitation in the number of shares to be underwritten. The stockholders agreement also gives certain stockholders that are parties to the agreement the right to participate in registered public offerings of Holdings, other than the initial public offering of Houghton Mifflin. The stockholders agreement also requires Holdings, Publishing, and Houghton Mifflin indemnify the parties to the agreement and their affiliates from liability arising from any violation of securities laws by Holdings, Publishing, or Houghton Mifflin for any material misstatements or omissions made by Holdings, Publishing, or Houghton Mifflin in connection with such a public offering.

Management Agreement

Houghton Mifflin has entered into a management agreement with Holdings and the Sponsors. Pursuant to this agreement, Houghton Mifflin paid an aggregate of $50.0 million plus related fees and expenses to the Sponsors in consideration for their services in connection with the Acquisition, and associated financing, refinancing of the Senior Notes, the Senior Subordinated Notes, the 2004 Senior Notes, and the 2006 Senior Notes. In consideration for ongoing consulting and management advisory services, the management agreement requires Houghton Mifflin to pay the Sponsors an aggregate annual fee of $5.0 million per year, which is payable quarterly in advance. In the case of future services provided in connection with any future acquisition, disposition, or financing transactions, the management agreement requires Houghton Mifflin to pay the Sponsors an aggregate fee of one percent of the gross transaction value of such transaction. The agreement also requires Houghton Mifflin and Holdings to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from, the management agreement, the Acquisition and any related transactions, their equity investment in Holdings, Houghton Mifflin’s operations, and the services they provide to Houghton Mifflin and Holdings. The management agreement terminates on December 30, 2012.

Agreement with Donna Lucki

The Company entered into an employment agreement with Donna Lucki, the wife of Anthony Lucki, on September 5, 2003 under which Ms. Lucki will serve as a Senior Vice President and Publisher of Houghton Mifflin’s School Division. The agreement is effective as of October 1, 2003 and provides for an annual base salary of $250,000. Ms. Lucki is also eligible to receive an annual bonus and will participate in the management equity plan upon its adoption. In addition, Houghton Mifflin agreed to pay Ms. Lucki a starting bonus of $75,000.

Agreement with Steve Gandy

The Company entered into a consulting agreement with Steve Gandy on October 20, 2003 under which Mr. Gandy may from time to time provide independent consulting services to Houghton Mifflin and will be precluded or limited in providing consulting services to other companies. The agreement is for a maximum of 130 days during the period from October 20, 2003 to April 19, 2004 and provides for compensation of $1,000 per diem, plus applicable expenses. The number of consulting days assigned are in Houghton Mifflin’s sole discretion. As of the expiration of this agreement, Mr. Gandy had not provided any consulting services.

Agreement with James Levy

The Company entered into a consulting agreement with James Levy on August 12, 2004 under which Mr. Levy may from time to time provide independent consulting services to Houghton Mifflin and will be precluded or limited in providing consulting services to other companies. The agreement is for a maximum of 100 days during the period from July 1, 2004 to December 31, 2004 and provides for compensation of $1,000 per diem, plus applicable expenses. The number of consulting days assigned are in Houghton Mifflin’s sole discretion. As of the expiration of this agreement, Mr. Levy had been paid a total of $11,120.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has appointed PricewaterhouseCoopers LLP as the independent accountants to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2004. Such firm and its predecessor have served continuously in that capacity since February 28, 2003.

Audit Fees. PricewaterhouseCoopers LLP billed Houghton Mifflin an aggregate of $1.2 million and $1.1 million and Publishing an aggregate of $0.1 million and $0.4 million in fees and expenses for audit services for the years ended December 31, 2004 and 2003, respectively. Audit fees include fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for those years, reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during those years and fees for services related to registration statements, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees. There were no such fees paid in 2004. PricewaterhouseCoopers LLP billed the Company an aggregate of $0.6 million in the year ended December 31, 2003, for professional services rendered by it for assurance and related services reasonably related to the performance of an audit or review. Audit-related services included due diligence investigations related to the Company’s acquisitions and accounting advice.

Tax Fees. There were no such fees paid in 2004. PricewaterhouseCoopers LLP billed Houghton Mifflin an aggregate of $0.1 million in the year ended December 31, 2003 for tax compliance, tax advice, and tax planning.

All Other Fees. PricewaterhouseCoopers LLP billed Houghton Mifflin nominal fees and expenses during the year ended December 31, 2004 and 2003 for all other services, all of which constituted permitted services.

During 2004, in each case where approval was sought for the provision of non-audit services, the Audit Committee considered whether the independent auditors’ provision of such services to the Company was compatible with maintaining the auditors’ independence, and determined that it was compatible.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedule for the three years ended December 31, 2004: Schedule II—Consolidated Valuation and Qualifying Accounts is on page 57.

Houghton Mifflin has omitted all other schedules because the required information has been included in the consolidated financial statements or notes or the schedules are not required to be submitted.

3. Houghton Mifflin has filed the Exhibits listed in the accompanying Index to Exhibits on page 61 as part of this Report.

(b) Reports on Form 8-K filed or furnished in the fourth quarter of 2004.

1. Current Report on Form 8-K dated November 10, 2004, reporting financial results for the third quarter of 2004.

HOUGHTON MIFFLIN COMPANY

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003, and 2002

(In thousands of dollars)

		Additions
	Balance at beginning of year	Charged to cost and expense		Charged to other accounts		Deductions		Balance at end of year
2004
Allowance for bad debts	$4,672	$1,608		$—		$1,161	(4)	$5,119
Allowance for book returns	29,316	90,351		—		87,352	(2)	32,315
Allowance for author advances	38,949	7,251		—		232	(3)	45,968
Allowance for inventory valuation	61,534	24,668		—		25,498	(5)	60,704

2003
Allowance for bad debts	$7,514	$976	(4)	$(2,500	)(1)	$1,318	(4)	$4,672
Allowance for book returns	32,568	92,342		—		95,594	(2)	29,316
Allowance for authors’ advances	33,211	4,965		1,000		227	(3)	38,949
Allowance for inventory valuation	50,211	21,639		11,752	(1)	22,068	(5)	61,534

2002
Allowance for bad debts	$8,636	$450		$872	(1)	$2,444	(4)	$7,514
Allowance for book returns	29,194	94,706		—		91,332	(2)	32,568
Allowance for authors’ advances	29,763	4,228		—		780	(3)	33,211
Allowance for inventory valuation	65,712	17,312		927	(1)	33,740	(5)	50,211

(1)	Reflects additions (deductions) to the allowance from acquisitions.
(2)	Books actually returned during the year. The balance at the end of the year is net of the cost of estimated book returns.
(3)	Write-offs of unearned author advances.
(4)	Write-offs of uncollectible customer receivables, net of recoveries.
(5)	Inventory physically destroyed during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholder

of HM Publishing Corp:

Our audits of the consolidated financial statements referred to in our reports dated March 4, 2005 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 8 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholder

of Houghton Mifflin Company:

Our audits of the consolidated financial statements referred to in our reports dated March 4, 2005 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 8 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2005

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUGHTON MIFFLIN COMPANY Registrant

By:	/S/ ANTHONY LUCKI
Anthony Lucki President and Chief Executive Officer

March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY LUCKI Anthony Lucki	President, Chief Executive Officer, and Director (principal executive officer)	March 25, 2005

/S/ STEPHEN RICHARDS Stephen Richards	Executive Vice President, Chief Operating Officer, and Chief Financial Officer	March 25, 2005

/S/ David Blitzer	Director	March 25, 2005

/S/ CHARLES BRIZIUS Charles Brizius	Director	March 25, 2005

/S/ ROBERT FRIEDMAN Robert Friedman	Director	March 25, 2005

/S/ STEVE GANDY Steve Gandy	Director	March 25, 2005

/S/ JONATHAN GOODMAN Jonathan Goodman	Director	March 25, 2005

/S/ SETH LAWRY Seth Lawry	Director	March 25, 2005

/S/ JAMES LEVY James Levy	Director	March 25, 2005

/S/ MARK NUNNELLY Mark Nunnelly	Director	March 25, 2005

/S/ MICHAEL PERIK Michael Perik	Director	March 25, 2005

/S/ SCOTT SPERLING Scott Sperling	Director	March 25, 2005

/S/ MICHAEL WARD Michael Ward	Director	March 25, 2005

EXHIBIT INDEX

Exhibit Number	Description	Page Number in this Report

3.1	Restated Articles of Organization	Filed as Exhibit 3.1 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

3.2	By-Laws	Filed as Exhibit 3.2 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.1	Indenture, dated as of January 30, 2003, between Houghton Mifflin Company and Wells Fargo Bank Minnesota, N.A., regarding the 9.785% Senior Subordinated Notes due 2013	Filed as Exhibit 4.1 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.2	Indenture, dated as of January 30, 2003, between Houghton Mifflin Company and Wells Fargo Bank Minnesota, N.A, regarding the 8.250% Senior Notes due 2011	Filed as Exhibit 4.2 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.3	Form of 9.785% Senior Subordinated Notes due 2013	Contained in Exhibit 4.1

4.4	Form of 8.250% Senior Notes due 2011	Contained in Exhibit 4.2

4.5

Exchange and Registration Rights Agreement, dated as of January 30, 2003, among Houghton Mifflin Company and Goldman, Sachs & Co., CIBC World Markets Corp., Deutsche Bank Securities Inc. and Fleet Securities, Inc., regarding the 9.875% Senior Subordinated Notes due 2013

Filed as Exhibit 4.5 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.6

Exchange and Registration Rights Agreement, dated as of January 30, 2003, among Houghton Mifflin Company and Goldman, Sachs & Co., CIBC World Markets Corp., Deutsche Bank Securities Inc. and Fleet Securities, Inc., regarding the 8.250% Senior Notes due 2011

Filed as Exhibit 4.6 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.7	Indenture, dated as of March 15, 1994, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company (form of note attached as exhibit thereto)	Filed as Exhibit 4.7 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.8	First Supplemental Indenture, dated as of July 27, 1995, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company	Filed as Exhibit 4.8 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report

4.9	Second Supplemental Indenture, dated as of December 30, 2002, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company	Filed as Exhibit 4.9 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.10	Third Supplemental Indenture, dated as of February 7, 2003, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company	Filed as Exhibit 4.10 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.1	Assumption Agreement, dated as of December 30, 2002, between Versailles Acquisition Corporation and Houghton Mifflin Company	Filed as Exhibit 10.1 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.2

Amended and Restated Credit and Guaranty Agreement, dated as of March 5, 2003, as amended by the Amendment, dated as of September 29, 2003, among HM Publishing Corp., Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Canadian Imperial Bank of Commerce, as Administrative Agent, by and among Houghton Mifflin Holdings, Inc., Houghton Mifflin Company, certain lenders named therein, and CIBC World Markets Corp. and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Canadian Imperial Bank of Commerce, as Administrative Agent and Collateral Trustee, Fleet Securities Inc. and Bank One, N.A., as Co-Documentation Agents, and General Electric Capital Corporation, as Senior Managing Agent.

Filed as Exhibit 10.2 to HM Publishing Corp.’s Registration Statement on Form S-4 filed on November 24, 2003 and incorporated by reference into this report

10.3	Pledge and Security and Collateral Trust Agreement, dated as of December 30, 2002, between Versailles Acquisition Corporation and Canadian Imperial Bank of Commerce	Filed as Exhibit 10.3 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.4	Pledge and Security Agreement, dated as of December 30, 2002, between Versailles U.S. Holding Inc. and Canadian Imperial Bank of Commerce	Filed as Exhibit 10.4 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.5	Share Purchase Agreement, dated as of November 4, 2002, among Vivendi Universal, S.A., Vivendi Communications North America, Inc., and Versailles Acquisition Corporation	Filed as Exhibit 10.5 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report

10.6	Amendment No. 1 to Share Purchase Agreement, dated as of December 29, 2002, among Vivendi Universal S.A., Vivendi Communications North America, Inc., and Versailles Acquisition Corporation	Filed as Exhibit 10.6 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.7	Form of Senior Executive Retention Agreement and amendment letter thereto*	Filed as Exhibit 10.7 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.8	Trust Agreement for Houghton Mifflin Holdings, Inc. 2003 Deferred Compensation Plan*	Filed as Exhibit 10.8 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.9	2003 Deferred Compensation Plan*	Filed as Exhibit 10.9 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.10	Form of 2003 Senior Executive Retention Agreement Waiver and Election*	Filed as Exhibit 10.10 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.11	Employment Agreement of Ms. Sylvia Metayer*	Filed as Exhibit 10.12 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.12	Employment Agreement of Mr. Gerald T. Hughes*	Filed as Exhibit 10.13 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.13	Employment Agreement of Mr. Anthony Lucki*	Filed as Exhibit 10.1 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report

10.14	Amendment to letter of employment dated as of September 15, 2003 between Houghton Mifflin Company and Ms. Sylvia Metayer*	Filed as Exhibit 10.3 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report

10.15	Agreement dated as of September 17, 2003 between Ms. Sylvia Metayer and Houghton Mifflin Company*	Filed as Exhibit 10.4 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report

10.16	2004 Management Incentive Compensation Plan*	Filed as Exhibit 10.1 to Houghton Mifflin Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report

10.17

Stockholders Agreement, dated as of December 30, 2002, among Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Bain Capital, LLC, Thomas H. Lee Partners, L.P., and The Blackstone Group L.P

Filed as Exhibit 10.15 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

10.18

Management Agreement, dated as of December 30, 2002, among Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Bain Capital Partners LLC, THL Managers V, L.L.C., and Blackstone Management Partners III L.L.C

Filed as Exhibit 10.16 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

10.19	First Amendment to Lease by and among Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant, dated as of July 25, 2002	Filed as Exhibit 10.17 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.20	Second Amendment to Lease by and among Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant, dated as of October 1, 2002	Filed as Exhibit 10.18 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.21	Office Lease by and between Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant	Filed as Exhibit 10.19 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.22	Lease by and between Two Twenty Two Berkeley Venture, as landlord, and Houghton Mifflin Company, as tenant	Filed as Exhibit 10.20 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on May 30, 2003 and incorporated by reference into this report

10.23	Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan*	Filed as Exhibit 10.26 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

10.24	Form of Employment Security Agreement*	Filed as Exhibit 10.28 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

10.25	Form of Option Agreement under the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan*	Filed as Exhibit 10.29 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

16.1	Letter from Ernst & Young LLP dated July 10, 2003	Filed as Exhibit 16.1 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report

21.1	Subsidiaries of the Registrant	Filed herewith

31.1	Certification by Anthony Lucki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Stephen Richards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Anthony Lucki pursuant to Section 13350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Stephen Richards pursuant to Section 13350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Denotes a management contract or compensation plan.