Form 10-Q
period 2005-03-31
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2005-05-11
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares outstanding of HM Publishing Corp.’s common stock as of May 11, 2005 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of May 11, 2005 was 1,000 shares.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
NET SALES	$146,388	$139,046	$146,388	$139,046
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	84,392	81,435	84,392	81,435
Pre-publication and publishing rights amortization	42,836	43,298	42,836	43,298

Cost of sales	127,228	124,733	127,228	124,733
Selling and administrative	139,052	126,790	139,052	126,790
Other intangible asset amortization	1,116	1,208	1,116	1,208

	267,396	252,731	267,396	252,731

OPERATING LOSS	(121,008)	(113,685)	(121,008)	(113,685)

OTHER INCOME (EXPENSE)
Net interest	(32,505)	(28,829)	(27,510)	(24,269)
Other income (expense)	(10)	24	(10)	24

	(32,515)	(28,805)	(27,520)	(24,245)

Loss before income taxes	(153,523)	(142,490)	(148,528)	(137,930)
Income tax benefit	(55,440)	(52,036)	(53,767)	(50,758)

NET LOSS	$(98,083)	$(90,454)	$(94,761)	$(87,172)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	MARCH 31, 2005	DECEMBER 31, 2004	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,537	$151,358	$70,537	$151,358
Short-term investments	—	54,200	—	54,200
Accounts receivable, less allowance for bad debts and book returns of $29,572 at March 31, 2005 and $37,434 at December 31, 2004	121,905	191,324	121,905	191,324
Inventories	200,400	167,660	200,400	167,660
Deferred income taxes	90,329	65,173	90,329	65,173
Prepaid expenses and other current assets	14,390	20,253	14,390	20,253

TOTAL CURRENT ASSETS	497,561	649,968	497,561	649,968
Property, plant, and equipment, net	115,002	116,020	115,002	116,020
Pre-publication costs	149,720	148,642	149,720	148,642
Royalty advances to authors, net of allowance of $47,219 at March 31, 2005 and $45,968 at December 31, 2004	28,273	26,605	28,273	26,605
Goodwill	629,093	629,093	629,093	629,093
Other intangible assets, net	692,656	718,479	692,656	718,479
Other assets and long-term receivables	68,024	70,840	62,728	65,396

TOTAL ASSETS	$2,180,329	$2,359,647	$2,175,033	$2,354,203

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$23	$44	$23	$44
Accounts payable	144,146	95,610	144,146	95,610
Due to parent	4,284	4,284	4,920	4,920
Royalties payable	28,888	64,944	28,888	64,944
Salaries, wages, and commissions payable	16,228	61,212	16,228	61,212
Interest payable	15,282	40,271	15,282	40,271
Current portion of restructuring accrual	3,394	5,768	3,394	5,768
Other	73,556	72,382	72,436	71,262

TOTAL CURRENT LIABILITIES	285,801	344,515	285,317	344,031
Long-term debt	1,315,351	1,309,983	1,137,032	1,136,512
Royalties payable	769	1,036	769	1,036
Accrued pension benefits	62,276	58,791	62,276	58,791
Accrued postretirement benefits	56,295	56,103	56,295	56,103
Deferred income taxes	204,727	235,138	214,111	242,848
Other	27,533	28,304	27,533	28,304

TOTAL LIABILITIES	1,952,752	2,033,870	1,783,333	1,867,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Retained earnings	(243,131)	(145,048)	(224,251)	(129,490)
Other comprehensive income	951	1,068	951	1,068

TOTAL STOCKHOLDER’S EQUITY	227,577	325,777	391,700	486,578

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,180,329	$2,359,647	$2,175,033	$2,354,203

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(98,083)	$(90,454)	$(94,761)	$(87,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	2,655	2,631	2,506	2,483
Non-cash interest expense	5,134	4,411	286	—
Depreciation and amortization expense	55,442	53,096	55,442	53,096
Changes in operating assets and liabilities:
Accounts receivable	69,453	75,670	69,453	75,670
Inventories	(32,745)	(15,554)	(32,745)	(15,554)
Accounts payable	48,546	24,231	48,546	24,231
Royalties and author advances, net	(37,990)	(36,533)	(37,990)	(36,533)
Deferred and income taxes payable	(55,778)	(52,207)	(54,103)	(50,930)
Interest payable	(24,990)	(24,958)	(24,990)	(24,958)
Other, net	(36,934)	(34,450)	(36,934)	(34,450)

NET CASH USED IN OPERATING ACTIVITIES	(105,290)	(94,117)	(105,290)	(94,117)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments	(58,075)	—	(58,075)	—
Proceeds from sales of short-term investments	112,275	—	112,275	—
Pre-publication costs	(20,089)	(18,179)	(20,089)	(18,179)
Additions to property, plant, and equipment	(9,603)	(7,767)	(9,603)	(7,767)
Acquisition of business, net of cash acquired	—	(89)	—	(89)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,508	(26,035)	24,508	(26,035)

CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of short-term financing, net of financing costs	—	17	—	17
Payment of short-term financing	(21)	—	(21)	—
Payment of long-term financing	—	(894)	—	(894)

NET CASH USED IN FINANCING ACTIVITIES	(21)	(877)	(21)	(877)

Decrease in cash and cash equivalents	(80,803)	(121,029)	(80,803)	(121,029)
Effects of exchange rate changes on cash balances	(18)	34	(18)	34
Cash and cash equivalents at beginning of period	151,358	159,093	151,358	159,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,537	$38,098	$70,537	$38,098

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$575	$271	$575	$271
Interest paid	$50,706	$46,432	$50,706	$46,432

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”), a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited condensed consolidated financial statements present Publishing and Houghton Mifflin as of and for the three month period ended March 31, 2005 and for the three month period ended March 31, 2004. Other than Publishing’s debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expenses, net of taxes, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2004 included in Publishing and Houghton Mifflin’s Form 10-K for the year ended December 31, 2004, filed on March 25, 2005. All adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for the fair statement of this interim financial information have been included.

Results of the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2005 interim financial statements.

(2) RECENT ACCOUNTING PRONOUNCMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25 and SFAS No. 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

As amended in April 2005 by the Securities and Exchange Commission, SFAS No. 123(R) applies to all awards granted after the required effective date (the beginning of the annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS No. 123(R) and begin reflecting the stock compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements but does not believe it is material.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(3) BALANCE SHEET INFORMATION

Inventories, net of applicable reserves, consist of the following:

	MARCH 31, 2005	DECEMBER 31, 2004
Finished goods	$183,279	$152,905
Raw materials	17,121	14,755

	$200,400	$167,660

(4) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	MARCH 31, 2005		DECEMBER 31, 2004
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$629,093	$—	$629,093	$—
Publication rights	691,722	297,572	691,722	272,865
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	15,343	7,037	15,343	5,921

	$1,626,358	$304,609	$1,626,358	$278,786

The Company recorded amortization expense for its amortizable intangible assets of $25.8 million and $33.0 million for the three months ended March 31, 2005 and 2004, respectively.

(5) DEBT AND BORROWING AGREEMENTS

Long-term debt consists of the following:

	MARCH 31, 2005	DECEMBER 31, 2004
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$139,407	$138,966
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,556	397,478
Other	92	112

	1,137,055	1,136,556
Less: current portion of long-term debt	23	44

Total Houghton Mifflin long-term debt	1,137,032	1,136,512
Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	178,319	173,471

Total long-term debt	$1,315,351	$1,309,983

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

Houghton Mifflin maintains a $325.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. There were no borrowings under this facility at March 31, 2005.

(6) FINANCIAL INSTRUMENTS

As of December 31, 2004, Houghton Mifflin had interest rate swap agreements in conjunction with a notional $100.0 million of its 8.25% senior unsecured note. The fair value of the swap agreements at this date was a liability of $1.3 million. The interest rate swap agreements converted $100.0 million of debt from a fixed rate to a floating rate. Changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. In the first quarter of 2005, Houghton Mifflin terminated all the swap agreements and recorded net interest expense of $0.3 million in the results of operations.

(7) RESTRUCTURING

The following table sets forth the activity for the three months ended March 31, 2005 in restructuring reserves as a result of the acquisition of Houghton Mifflin by Holdings (the “Acquisition”) and the consolidation of certain back office functions by Promissor in July, 2004.

	FACILITIES	WORK-FORCE RELATED	TOTAL
Balance as of December 31, 2004	$2,214	$4,910	$7,124
Utilization	(179)	(2,218)	(2,397)

Balance as of March 31, 2005	$2,035	$2,692	$4,727

As of March 31, 2005, $3.4 million of the restructuring reserve is current and $1.3 million is considered long-term. The total amount utilized in the first quarter of 2005 relating to the Acquisition was $1.8 million, of which $0.1 million was for facilities and $1.7 million was work-force related. The total amount utilized in the first quarter of 2005 for Promissor was $0.6 million, of which $0.1 million was facilities and $0.5 million was work-force related.

(8) COMPREHENSIVE LOSS

Comprehensive loss for the Company is primarily computed as the sum of the Company’s net loss and changes in cumulative translation adjustment. The following table sets forth the Company’s comprehensive loss for the three months ended March 31, 2005 and 2004.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
Net loss	$(98,083)	$(90,454)	$(94,761)	$(87,172)
Change in cumulative translation adjustment and other	(117)	749	(117)	749

Comprehensive loss	$(98,200)	$(89,705)	$(94,878)	$(86,423)

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(9) STOCK-BASED COMPENSATION

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan (the “Plan”) provides for the grant of options to purchase Holding’s Class A Common Stock. The board of directors of Holdings administers the Plan and may, from time to time, grant option awards to directors and employees of the Company. The Plan is accounted for in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. Houghton Mifflin elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” for fixed stock-based awards to employees.

The following table illustrates the effect on net loss as if the Company had determined compensation cost based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
Net loss as reported	$(98,083)	$(90,454)	$(94,761)	$(87,172)
Deduct: stock compensation expense, net of related tax effects	(90)	(94)	(90)	(94)

Pro forma net loss	$(98,173)	$(90,548)	$(94,851)	$(87,266)

(10) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table summarizes the components of net periodic cost of Houghton Mifflin’s plans as of and for the financial statement periods ended March 31, 2005 and 2004:

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	MARCH 31, 2005	MARCH 31, 2004	MARCH 31, 2005	MARCH 31, 2004
Service cost	$2,751	$2,484	$273	$274
Interest cost	2,969	2,818	771	794
Expected return on plan assets	(2,348)	(2,140)	—	—
Amortization of unrecognized:
Net (gain)/loss	62	—	—	—
Prior service cost	173	173	(52)	—

Net periodic benefit cost	$3,607	$3,335	$992	$1,068

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute $20.6 million to its pension plans in 2005. As of March 31, 2005, no contributions have been made.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(11) COMMITMENTS AND CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $28.0 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $19.5 million of letters of credit existed at March 31, 2005, $16.2 million of which backed performance and surety bonds. Under the terms of the Revolver, outstanding letters of credit are deducted from the remaining unused borrowing capacity.

(12) SEGMENT AND RELATED INFORMATION

The Company evaluates the performance of its segments based on the profit and loss from operations before interest income and expense and income taxes.

Summarized financial information concerning Houghton Mifflin’s reportable segments for the three months ended March 31, 2005 is shown in the following tables. The Other segment includes Promissor and unallocated corporate related items. Substantially all of the Company’s revenues are derived in the United States.

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2005
Net sales from external customers	$85,441	$19,966	$26,947	$14,034	$146,388
Segment operating loss	(85,934)	(25,315)	(5,423)	(4,336)	(121,008)
2004
Net sales from external customers	$80,674	$18,291	$25,959	$14,122	$139,046
Segment operating loss	(79,548)	(25,511)	(4,230)	(4,396)	(113,685)

Reconciliation of segment operating losses to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
Total loss from reportable segments	$(121,008)	$(113,685)	$(121,008)	$(113,685)
Interest expense	(32,505)	(28,829)	(27,510)	(24,269)
Other	(10)	24	(10)	24

Loss before income taxes	$(153,523)	$(142,490)	$(148,528)	$(137,930)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has nine divisions that offer products and services. These divisions are grouped in four reporting segments:

•	K-12 Publishing This segment consists of five divisions: School Division, McDougal Littell, Great Source Education Group, Riverside, and Edusoft. This reporting segment sells textbooks, instructional materials and services, tests for measuring achievement and aptitude, clinical and special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

•	College Publishing The College Division is the sole business unit reported in this segment. This reporting segment sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two and four year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

•	Trade and Reference Publishing This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher management reports functionally to the Trade and Reference Division. This reporting segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. The principal markets for these products are retail stores, including Internet bookstore sites and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors, and businesses.

•	Other This segment consists of Promissor and unallocated corporate items. Promissor develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement, and evaluation to regulatory entities, professional associations, and corporations.

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

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on the Company’s year-to-year revenues. No single customer accounts for more than 10% of consolidated net sales. The Company’s largest single customer is Barnes & Noble, which purchases both Trade and Reference and College products. In management’s opinion, a loss of a single customer, including Barnes & Noble, would not have a material adverse effect on the Company. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

schedules of school adoptions and market acceptance of its products can materially affect year-to-year revenue performance. The impact of inflation and changing prices has not had a material impact on the Company’s consolidated financial statements and results of operations.

RESTRUCTURING

The following table sets forth the activity for the three months ended March 31, 2005 in restructuring reserves as a result of the Acquisition and the consolidation of certain back office functions by Promissor in July, 2004.

	FACILITIES	WORK-FORCE RELATED	TOTAL
Balance as of December 31, 2004	$2,214	$4,910	$7,124
Utilization	(179)	(2,218)	(2,397)

Balance as of March 31, 2005	$2,035	$2,692	$4,727

As of March 31, 2005, $3.4 million of the restructuring reserve is current and $1.3 million is considered long-term. The total amount utilized in the first quarter of 2005 relating to the Acquisition was $1.8 million, of which $0.1 million was for facilities and $1.7 million was work-force related. The total amount utilized in the first quarter of 2005 for Promissor was $0.6 million, of which $0.1 million was facilities and $0.5 million was work-force related.

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating loss, and other information from the unaudited consolidated statements of operations.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
	(IN MILLIONS)
Net sales:
K-12 Publishing	$85.4	$80.7	$85.4	$80.7
College Publishing	20.0	18.3	20.0	18.3
Trade and Reference Publishing	27.0	26.0	27.0	26.0
Other	14.0	14.1	14.0	14.1

Total net sales	146.4	139.0	146.4	139.0
Cost of sales excluding pre-publication and publishing rights amortization	84.4	81.4	84.4	81.4
Pre-publication and publishing rights amortization	42.8	43.3	42.8	43.3

Cost of sales	127.2	124.7	127.2	124.7
Selling and administrative	139.1	126.8	139.1	126.8
Other intangible asset amortization	1.1	1.2	1.1	1.2

Operating loss	(121.0)	(113.7)	(121.0)	(113.7)
Net interest expense	(32.5)	(28.8)	(27.5)	(24.3)
Income tax benefit	(55.4)	(52.0)	(53.8)	(50.8)

Net loss	$(98.1)	$(90.5)	$(94.8)	$(87.2)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100.0%	100%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	57.7	58.6	57.7	58.6
Pre-publication and publishing rights amortization	29.2	31.2	29.2	31.2

Cost of sales	86.9	89.7	86.9	89.7
Selling and administrative	95.0	91.2	95.0	91.2
Other intangible asset amortization	0.8	0.9	0.8	0.9

Operating loss	(82.7)	(81.8)	(82.7)	(81.8)
Net interest expense	(22.2)	(20.7)	(18.8)	(17.5)
Income tax benefit	(37.9)	(37.4)	(36.7)	(36.5)

Net loss	(67.0)%	(65.1)%	(64.7)%	(62.7)%

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net Sales

The Company’s net sales for the quarter ended March 31, 2005 increased $7.4 million, or 5.3%, to $146.4 million from $139.0 million in the first quarter of 2004.

K-12 Publishing. The K-12 Publishing segment’s net sales in the first quarter of 2005 increased $4.7 million, or 5.8%, to $85.4 million from net sales of $80.7 million in the first quarter of 2004. The increase in net sales is due to $3.9 million of increased sales in the middle school and high school markets and $3.0 million of sales from Edusoft as a result of contract wins in 2004 partially offset by $2.8 million of lower net sales from Riverside as a result of milestones being delivered later in 2005 than in 2004 for certain customer contracts.

College Publishing. The College Publishing segment’s net sales in the first quarter of 2005 increased $1.7 million, or 9.3%, to $20.0 million from $18.3 million in the first quarter of 2004 primarily due to a lower expectation of returns in 2005 than 2004.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the first quarter of 2005 increased $1.0 million, or 3.8%, to $27.0 million from $26.0 million in the first quarter of 2004 primarily due to increased sales opportunities for frontlist titles, including Extremely Loud and Incredibly Close by Jonathan Safran Foer and Venus and Serena: Serving from the Hip by Venus and Serena Williams.

Other. The Other segment’s net sales in the first quarter of 2004 decreased $0.1 million, or 0.7%, to $14.0 million from $14.1 million in the first quarter of 2004 primarily as a result of a slight decrease in net sales for professional certification and licensure markets.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the first quarter of 2005 increased $3.0 million, or 3.7%, to $84.4 million from $81.4 million in the first quarter of 2004. Contributing to the increased cost of sales were $5.0 million of investments in editorial partially offset by lower

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

manufacturing and implementation costs of $2.1 million. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales decreased to 57.7% in the first quarter of 2005 from 58.6% in the first quarter of 2004. Net sales increased at a higher rate than cost of sales excluding pre-publication and publishing rights amortization, resulting in a decrease of cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the first quarter of 2005 decreased $0.5 million, or 1.1%, to $42.8 million from $43.3 million in the first quarter of 2004. The decrease is attributable primarily to lower publishing rights amortization of $7.3 million partially offset by higher pre-publication amortization of $6.7 million. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 29.2% in the first quarter of 2005 from 31.2% in the first quarter of 2004.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the first quarter of 2005 increased $12.3 million, or 9.7%, to $139.1 million from $126.8 million in the first quarter of 2004. The change is primarily the result of higher selling and marketing costs of $7.5 million as well as increases in distribution and fulfillment expenses of $2.0 million, higher administrative expenses of $1.4 million primarily due to incremental costs associated with a new back-office system, and $1.3 million of severance expense recorded in the first quarter of 2005. Selling and administrative expenses increased as a percentage of net sales to 95.0% in the first quarter of 2005 from 91.2% in the first quarter of 2004.

Operating Loss

The Company’s operating loss for the three months ended March 31, 2005 increased $7.3 million to $121.0 million from an operating loss of $113.7 million for the same period in 2004.

K-12 Publishing. The K-12 Publishing segment’s operating loss for the three months ended March 31, 2005 increased $6.4 million to $85.9 million from a loss of $79.5 million for the same period in 2004. The increase was primarily due to higher pre-publication amortization of $6.4 million, selling and marketing costs of $5.9 million and editorial costs of $3.9 million, partially offset by increased net sales of $4.7 million and lower manufacturing and implementation costs of $2.6 million.

College Publishing. The College Publishing segment’s operating loss in the first quarter of 2005 decreased $0.2 million to $25.3 million from a loss of $25.5 million in 2004. The decrease was primarily due to higher net sales of $1.7 million partially offset by higher pre-publication amortization of $1.4 million.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss increased $1.2 million to $5.4 million from an operating loss of $4.2 million for the first quarter of 2004. The operating loss increase was primarily the result of higher cost of sales excluding pre-publication and publishing rights amortization of $1.5 million and fulfillment and administrative costs of $0.5 million partially offset by increased net sales of $1.0 million.

Other. The Other segment’s operating loss was relatively flat at $4.4 million compared to the first quarter of 2004. Lower net sales of $0.1 million were offset by lower costs.

Net Interest Expense

Publishing’s consolidated net interest expense in the first quarter of 2005 increased $3.7 million, or 12.8%, to $32.5 million from $28.8 million in the first quarter of 2004. The increase was the result of a year-over-year

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

change in the mark-to-market adjustments for, as well as settlements of, portions of the interest rate swaps. In the first quarter of 2004, $3.9 million of interest income was recognized from swap agreements. In the first quarter of 2005, $0.3 million of interest expense was recognized from swap agreements.

Houghton Mifflin’s net interest expense in the first quarter of 2005 increased $3.2 million, or 13.2%, to $27.5 million from $24.3 million in the first quarter of 2004 primarily due to a year-over-year change in the mark-to-market adjustments for, as well as settlements of, portions of the interest rate swaps. In the first quarter of 2004, $3.9 million of interest income was recognized from swap agreements. In the first quarter of 2005, $0.3 million of interest expense was recognized from swap agreements.

Income Taxes

Publishing’s income tax benefit in the first quarter of 2005 increased $3.4 million, or 6.5%, to $55.4 million from $52.0 million in the first quarter of 2004. The increase was due to higher pre-tax losses for the first quarter of 2005.

Houghton Mifflin’s income tax benefit in the first quarter of 2005 increased $3.0 million, or 5.9%, to $53.8 million from $50.8 million in the first quarter of 2004. The increase was due to higher pre-tax losses for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. The Company currently funds such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s use of net cash in continuing operating activities was $105.3 million in the first three months of 2005, an $11.2 million increase from the $94.1 million of cash used in operating activities during the first three months of 2004. The increase in cash flow used was due to the Company’s higher net loss of $7.6 million and a net increase in the investment in working capital of $6.6 million and $6.2 million for Publishing and Houghton Mifflin, respectively, to prepare for the second and third quarter selling season, partially offset by non-cash operating activities.

Investing Activities

The Company’s net cash provided by continuing investing activities was $24.5 million for the three months ended March 31, 2005, an increase of $50.5 million from the $26.0 million used in the same period in 2004. This is primarily due to the sale of short-term investments during the first quarter of 2005.

Financing Activities

The Company’s net cash used in continuing financing activities decreased by $0.9 million for the period ended March 31, 2005 compared to the same period in 2004. During 2004, the Company repaid $0.9 million of long-term debt.

Debt

The Company’s primary source of liquidity will continue to be cash flow generated from operations as well as funds available under the $325.0 million Revolver. As of March 31, 2005, the Company had no borrowings

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, $305.5 million available to borrow. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the twelve months ended March 31, 2005.

The Company believes that based on current and anticipated levels of operating performance and conditions in its industries and markets, cash on hand and cash flow from operations, together with availability under the Revolver, will be adequate for the foreseeable future to make required payments of interest on debt, including the Senior and Senior Subordinated Notes, and fund working capital and capital expenditure requirements. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available to the Company.

”SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This Form 10-Q includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith, and it is believed there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs; and norm-referenced and criterion-referenced testing; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and the Company’s share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those which could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the potential for damages and fines resulting from errors in scoring high-stakes tests; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that the Company’s well-known authors will depart and write for competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the period ended March 31, 2005 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

b. During the first quarter of 2005, the Company implemented a new general ledger accounting software package as part of a planned upgrade to back-office systems. There were no other significant changes in Registrant’s internal control over financial reporting during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification by Anthony Lucki pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by Stephen C. Richards pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen C. Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following Current Reports on Form 8-K were filed or furnished with the SEC:

Current Report on Form 8-K dated March 10, 2005, reporting financial results for the fourth quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HM PUBLISHING CORP. HOUGHTON MIFFLIN COMPANY (Registrants)

/s/ ANTHONY LUCKI
President and Chief Executive Officer

/s/ STEPHEN C. RICHARDS
Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Chief Accounting Officer)

Date: May 11, 2005