Form 10-Q
period 2005-06-30
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2005-08-11
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares outstanding of HM Publishing Corp.’s common stock as of August 11, 2005 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of August 11, 2005 was 1,000 shares.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
NET SALES	$344,749	$334,089	$491,137	$473,135
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	136,497	136,666	220,889	218,101
Pre-publication and publishing rights amortization	44,541	43,953	87,377	87,251

Cost of sales	181,038	180,619	308,266	305,352
Selling and administrative	137,293	129,004	276,345	255,794
Other intangible asset amortization	1,117	1,040	2,233	2,248

	319,448	310,663	586,844	563,394

OPERATING INCOME (LOSS)	25,301	23,426	(95,707)	(90,259)

OTHER INCOME (EXPENSE)
Net interest expense	(33,553)	(37,016)	(66,058)	(65,845)
Other income (expense)	(10)	160	(20)	184

	(33,563)	(36,856)	(66,078)	(65,661)

Loss before income taxes	(8,262)	(13,430)	(161,785)	(155,920)
Income tax benefit	(2,849)	(5,032)	(58,289)	(57,068)

NET LOSS	$(5,413)	$(8,398)	$(103,496)	$(98,852)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
NET SALES	$344,749	$334,089	$491,137	$473,135
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	136,497	136,666	220,889	218,101
Pre-publication and publishing rights amortization	44,541	43,953	87,377	87,251

Cost of sales	181,038	180,619	308,266	305,352
Selling and administrative	137,293	129,004	276,345	255,794
Other intangible asset amortization	1,117	1,040	2,233	2,248

	319,448	310,663	586,844	563,394

OPERATING INCOME (LOSS)	25,301	23,426	(95,707)	(90,259)

OTHER INCOME (EXPENSE)
Net interest expense	(28,277)	(32,455)	(55,787)	(56,724)
Other income (expense)	(10)	160	(20)	184

	(28,287)	(32,295)	(55,807)	(56,540)

Loss before income taxes	(2,986)	(8,869)	(151,514)	(146,799)
Income tax benefit	(1,081)	(3,264)	(54,848)	(54,022)

NET LOSS	$(1,905)	$(5,605)	$(96,666)	$(92,777)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	JUNE 30, 2005	DECEMBER 31, 2004	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,315	$151,358	$26,315	$151,358
Short-term investments	—	54,200	—	54,200
Accounts receivable, less allowance for bad debts and book returns of $22,859 at June 30, 2005 and $37,434 at December 31, 2004	245,044	191,324	245,044	191,324
Inventories	239,792	167,660	239,792	167,660
Deferred income taxes	95,979	65,173	95,979	65,173
Prepaid expenses and other current assets	12,808	20,253	12,808	20,253

TOTAL CURRENT ASSETS	619,938	649,968	619,938	649,968
Property, plant, and equipment, net	118,611	116,020	118,611	116,020
Pre-publication costs	159,216	148,642	159,216	148,642
Royalty advances to authors, net of allowance of $48,608 at June 30, 2005 and $45,968 at December 31, 2004	27,580	26,605	27,580	26,605
Goodwill	629,093	629,093	629,093	629,093
Other intangible assets, net	666,832	718,479	666,832	718,479
Other assets and long-term receivables	66,971	70,840	61,823	65,396

TOTAL ASSETS	$2,288,241	$2,359,647	$2,283,093	$2,354,203

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$21	$44	$21	$44
Short term borrowings	69,500	—	69,500	—
Accounts payable	119,530	95,610	119,530	95,610
Due to parent	4,364	4,284	5,000	4,920
Royalties payable	35,077	64,944	35,077	64,944
Salaries, wages, and commissions payable	30,325	61,212	30,325	61,212
Interest payable	40,637	40,271	40,637	40,271
Current portion of restructuring accrual	2,720	5,768	2,720	5,768
Other	85,918	72,382	84,797	71,262

TOTAL CURRENT LIABILITIES	388,092	344,515	387,607	344,031
Long-term debt	1,320,996	1,309,983	1,137,551	1,136,512
Royalties payable	1,408	1,036	1,408	1,036
Long-term restructuring accrual	1,230	1,356	1,230	1,356
Accrued pension benefits	65,468	58,791	65,468	58,791
Accrued postretirement benefits	56,488	56,103	56,488	56,103
Deferred income taxes	206,982	235,138	218,133	242,848
Other	25,668	26,948	25,668	26,948

TOTAL LIABILITIES	2,066,332	2,033,870	1,893,553	1,867,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(248,544)	(145,048)	(226,156)	(129,490)
Other comprehensive income	696	1,068	696	1,068

TOTAL STOCKHOLDER’S EQUITY	221,909	325,777	389,540	486,578

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,288,241	$2,359,647	$2,283,093	$2,354,203

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(103,496)	$(98,852)	$(96,666)	$(92,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	5,310	5,290	5,013	4,993
Non-cash interest expense	10,255	13,051	281	4,226
Depreciation and amortization expense	112,321	107,194	112,321	107,194
Changes in operating assets and liabilities:
Accounts receivable	(53,652)	(59,598)	(53,652)	(59,598)
Inventories	(72,141)	(24,172)	(72,141)	(24,172)
Accounts payable	23,943	4,497	23,943	4,497
Royalties and author advances, net	(30,469)	(26,679)	(30,469)	(26,679)
Deferred and income taxes payable	(59,170)	(57,570)	(55,729)	(54,523)
Interest payable	366	64	366	64
Other, net	(8,630)	(10,363)	(8,630)	(10,363)

NET CASH USED IN OPERATING ACTIVITIES	(175,363)	(147,138)	(175,363)	(147,138)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of short-term investments	(58,075)	—	(58,075)	—
Proceeds from sales of short-term investments	112,275	—	112,275	—
Pre-publication costs	(48,873)	(40,851)	(48,873)	(40,851)
Additions to property, plant, and equipment	(24,443)	(15,894)	(24,443)	(15,894)
Purchase price adjustment received from Vivendi Universal S.A.	—	19,500	—	19,500
Acquisition of business, net of cash acquired	—	89	—	89

NET CASH USED IN INVESTING ACTIVITIES	(19,116)	(37,156)	(19,116)	(37,156)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Borrowings under revolving credit facility	82,500	50,000	82,500	50,000
Payment of revolving credit facility	(13,000)	—	(13,000)	—
Payment of short-term financing	(19)	—	(19)	—
Payment of long-term financing	—	(907)	—	(907)

NET CASH PROVIDED BY FINANCING ACTIVITIES	69,481	49,093	69,481	49,093

Decrease in cash and cash equivalents	(124,998)	(135,201)	(124,998)	(135,201)
Effects of exchange rate changes on cash balances	(45)	19	(45)	19
Cash and cash equivalents at beginning of period	151,358	159,093	151,358	159,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,315	$23,911	$26,315	$23,911

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,152	$3,162	$1,152	$3,162
Interest paid	$51,528	$47,219	$51,528	$47,219

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”), a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited condensed consolidated financial statements present Publishing and Houghton Mifflin as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and for the three and six month periods ended June 30, 2004. Other than Publishing’s debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expenses, net of taxes, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2004 included in Publishing and Houghton Mifflin’s Form 10-K for the year ended December 31, 2004, filed on March 25, 2005. All adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for the fair statement of this interim financial information have been included.

Results of the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(3) BALANCE SHEET INFORMATION

Inventories, net of applicable reserves, consist of the following:

	JUNE 30, 2005	DECEMBER 31, 2004
Finished goods	$215,420	$152,905
Raw materials	24,372	14,755

	$239,792	$167,660

(4) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	JUNE 30, 2005		DECEMBER 31, 2004
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$629,093	$—	$629,093	$—
Publication rights	691,722	322,280	691,722	272,865
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	15,343	8,153	15,343	5,921

	$1,626,358	$330,433	$1,626,358	$278,786

The Company recorded amortization expense for its amortizable intangible assets of $25.8 million and $33.1 million for the three months ended June 30, 2005 and 2004, respectively, and $51.6 million and $66.1 million for the six months ended June 30, 2005 and 2004, respectively.

(5) DEBT AND BORROWING AGREEMENTS

Long-term debt consists of the following:

	JUNE 30, 2005	DECEMBER 31, 2004
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$139,849	$138,966
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,634	397,478
Senior secured revolving credit facility	69,500	—
Other	89	112

	1,207,072	1,136,556
Less: current portion of long-term debt and short term borrowings	69,521	44

Total Houghton Mifflin long-term debt	1,137,551	1,136,512
Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	183,445	173,471

Total long-term debt	$1,320,996	$1,309,983

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

Houghton Mifflin maintains a $325.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. There were $69.5 million of borrowings under this facility at June 30, 2005.

(6) FINANCIAL INSTRUMENTS

As of December 31, 2004, Houghton Mifflin had interest rate swap agreements in conjunction with a notional $100.0 million of its 8.25% senior unsecured note. The fair value of the swap agreements at this date was a liability of $1.3 million. The interest rate swap agreements converted $100.0 million of debt from a fixed rate to a floating rate. Changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. In the first quarter of 2005, Houghton Mifflin terminated all the swap agreements and recorded net interest expense of $0.3 million in the results of operations. There was no swap activity during the second quarter of 2005.

(7) RESTRUCTURING

The following table sets forth the activity for the six months ended June 30, 2005 in restructuring reserves as a result of the acquisition of Houghton Mifflin by Holdings (the “Acquisition”) and the consolidation of certain back office functions by Promissor.

	FACILITIES	WORK-FORCE RELATED	TOTAL
Balance as of December 31, 2004	$2,214	$4,910	$7,124
Utilization	(267)	(2,907)	(3,174)

Balance as of June 30, 2005	$1,947	$2,003	$3,950

As of June 30, 2005, $2.7 million of the restructuring reserve is current and $1.2 million is considered long-term. The total amount utilized in the first six months of 2005 relating to the Acquisition was $2.3 million, of which $0.1 million was for facilities and $2.2 million was work-force related. The total amount utilized in the first six months of 2005 for Promissor was $0.9 million, of which $0.2 million was facilities and $0.7 million was work-force related.

(8) COMPREHENSIVE LOSS

Comprehensive loss for the Company is primarily computed as the sum of the Company’s net loss and changes in cumulative translation adjustment. The following table sets forth the calculations of the Company’s comprehensive loss for the three and six months ended June 30, 2005 and 2004.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net loss	$(5,413)	$(8,398)	$(103,496)	$(98,852)
Change in cumulative translation adjustment	(255)	(234)	(372)	515

Comprehensive loss	$(5,668)	$(8,632)	$(103,868)	$(98,337)

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net loss	$(1,905)	$(5,605)	$(96,666)	$(92,777)
Change in cumulative translation adjustment	(255)	(234)	(372)	515

Comprehensive loss	$(2,160)	$(5,839)	$(97,038)	$(92,262)

(9) STOCK-BASED COMPENSATION

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan (the “Plan”) provides for the grant of options to purchase Holdings’ Class A Common Stock. The board of directors of Holdings administers the Plan and may, from time to time, grant option awards to directors and employees of the Company. The Plan is accounted for in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. Houghton Mifflin elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” for fixed stock-based awards to employees.

The following table illustrates the effect on net loss as if the Company had determined compensation cost, based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net loss as reported	$(5,413)	$(8,398)	$(103,496)	$(98,852)
Deduct: stock compensation expense, net of related tax effects	(93)	(86)	(188)	(179)

Pro forma net loss	$(5,506)	$(8,484)	$(103,684)	$(99,031)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net loss as reported	$(1,905)	$(5,605)	$(96,666)	$(92,777)
Deduct: stock compensation expense, net of related tax effects	(93)	(86)	(188)	(179)

Pro forma net loss	$(1,998)	$(5,691)	$(96,854)	$(92,956)

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

(10) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table summarizes the components of net periodic cost of Houghton Mifflin’s plans as of and for the financial statement periods ended June 30, 2005 and 2004:

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Service cost	$5,501	$4,969	$547	$548
Interest cost	5,934	5,635	1,541	1,589
Expected return on plan assets	(4,693)	(4,279)	—	—
Amortization of unrecognized:
Net (gain)/loss	124	—	—	—
Prior service cost/(benefit)	346	346	(103)	—

Net periodic benefit cost	$7,212	$6,671	$1,985	$2,137

As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expects to contribute $20.6 million to its pension plans in 2005. As of June 30, 2005, no contributions have been made.

(11) COMMITMENTS AND CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $28.1 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $19.5 million of letters of credit existed at June 30, 2005, $16.2 million of which backed performance and surety bonds. Under the terms of the Revolver, outstanding letters of credit are deducted from the remaining unused borrowing capacity.

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

THREE MONTHS ENDED JUNE 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2005
Net sales from external customers	$261,069	$35,446	$28,427	$19,807	$344,749
Segment operating income (loss)	43,130	(13,134)	(6,336)	1,641	25,301
2004
Net sales from external customers	$247,360	$33,882	$33,568	$19,279	$334,089
Segment operating income (loss)	35,286	(12,332)	(469)	941	23,426

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tables in thousands)

SIX MONTHS ENDED JUNE 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2005
Net sales from external customers	$346,511	$55,411	$55,374	$33,841	$491,137
Segment operating loss	(42,804)	(38,449)	(11,759)	(2,695)	(95,707)
2004
Net sales from external customers	$328,034	$52,173	$59,527	$33,401	$473,135
Segment operating loss	(44,262)	(37,843)	(4,699)	(3,455)	(90,259)

Reconciliation of segment operating losses to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Total income (loss) from reportable segments	$25,301	$23,426	$(95,707)	$(90,259)
Unallocated expense:
Interest expense	(33,553)	(37,016)	(66,058)	(65,845)
Other	(10)	160	(20)	184

Loss before income taxes	$(8,262)	$(13,430)	$(161,785)	$(155,920)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Total income (loss) from reportable segments	$25,301	$23,426	$(95,707)	$(90,259)
Unallocated expense:
Interest expense	(28,277)	(32,455)	(55,787)	(56,724)
Other	(10)	160	(20)	184

Loss before income taxes	$(2,986)	$(8,869)	$(151,514)	$(146,799)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESTRUCTURING

The following table sets forth the activity for the six months ended June 30, 2005 in restructuring reserves as a result of the Acquisition and the consolidation of certain back office functions by Promissor.

	FACILITIES	WORK-FORCE RELATED	TOTAL
Balance as of December 31, 2004	$2,214	$4,910	$7,124
Utilization	(267)	(2,907)	(3,174)

Balance as of June 30, 2005	$1,947	$2,003	$3,950

As of June 30, 2005, $2.7 million of the restructuring reserve is current and $1.2 million is considered long-term. The total amount utilized in the first six months of 2005 relating to the Acquisition was $2.3 million, of which $0.1 million was for facilities and $2.2 million was work-force related. The total amount utilized in the first six months of 2005 for Promissor was $0.9 million, of which $0.2 million was facilities and $0.7 million was work-force related.

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating income/(loss), and other information from the unaudited consolidated statements of operations.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(IN MILLIONS)
Net sales:
K-12 Publishing	$261.1	$247.4	$346.5	$328.0
College Publishing	35.4	33.9	55.4	52.2
Trade and Reference Publishing	28.4	33.6	55.4	59.5
Other	19.8	19.3	33.8	33.4

Total net sales	344.7	334.1	491.1	473.1
Cost of sales excluding pre-publication and publishing rights amortization	136.5	136.7	220.9	218.1
Pre-publication and publishing rights amortization	44.5	44.0	87.4	87.3

Cost of sales	181.0	180.6	308.3	305.4
Selling and administrative	137.3	129.0	276.3	255.8
Other intangible asset amortization	1.1	1.0	2.2	2.2

Operating income (loss)	25.3	23.4	(95.7)	(90.3)
Net interest expense	(33.6)	(37.0)	(66.1)	(65.8)
Other income	—	0.2	—	0.2

Loss before taxes	(8.3)	(13.4)	(161.8)	(155.9)
Income tax benefit	(2.8)	(5.0)	(58.3)	(57.1)

Net loss	$(5.4)	$(8.4)	$(103.5)	$(98.9)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	39.6	40.9	45.0	46.1
Pre-publication and publishing rights amortization	12.9	13.2	17.8	18.5

Cost of sales	52.5	54.1	62.8	64.6
Selling and administrative	39.8	38.6	56.3	54.1
Other intangible asset amortization	0.3	0.3	0.4	0.5

Operating income (loss)	7.3	7.0	(19.5)	(19.1)
Net interest expense	(9.7)	(11.1)	(13.5)	(13.9)
Other income	—	0.1	—	—

Loss before taxes	(2.4)	(4.0)	(32.9)	(33.0)
Income tax benefit	(0.8)	(1.5)	(11.9)	(12.1)

Net loss	(1.6)%	(2.5)%	(21.1)%	(20.9)%

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(IN MILLIONS)
Net sales:
K-12 Publishing	$261.1	$247.4	$346.5	$328.0
College Publishing	35.4	33.9	55.4	52.2
Trade and Reference Publishing	28.4	33.6	55.4	59.5
Other	19.8	19.3	33.8	33.4

Total net sales	344.7	334.1	491.1	473.1
Cost of sales excluding pre-publication and publishing rights amortization	136.5	136.7	220.9	218.1
Pre-publication and publishing rights amortization	44.5	44.0	87.4	87.3

Cost of sales	181.0	180.6	308.3	305.4
Selling and administrative	137.3	129.0	276.3	255.8
Other intangible asset amortization	1.1	1.0	2.2	2.2

Operating income (loss)	25.3	23.4	(95.7)	(90.3)
Net interest expense	(28.3)	(32.5)	(55.8)	(56.7)
Other income	—	0.2	—	0.2

Loss before taxes	(3.0)	(8.9)	(151.5)	(146.8)
Income tax benefit	(1.1)	(3.3)	(54.8)	(54.0)

Net loss	$(1.9)	$(5.6)	$(96.7)	$(92.8)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	39.6	40.9	45.0	46.1
Pre-publication and publishing rights amortization	12.9	13.2	17.8	18.5

Cost of sales	52.5	54.1	62.8	64.6
Selling and administrative	39.8	38.6	56.3	54.1
Other intangible asset amortization	0.3	0.3	0.4	0.5

Operating income (loss)	7.3	7.0	(19.5)	(19.1)
Net interest expense	(8.2)	(9.7)	(11.4)	(12.0)
Other income	—	—	—	—

Loss before taxes	(0.9)	(2.7)	(30.8)	(31.0)
Income tax benefit	(0.3)	(1.0)	(11.2)	(11.4)

Net loss	(0.6)%	(1.7)%	(19.7)%	(19.6)%

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net Sales

The Company’s net sales for the quarter ended June 30, 2005 increased $10.6 million, or 3.2%, to $344.7 million from $334.1 million in the second quarter of 2004.

K-12 Publishing. The K-12 Publishing segment’s net sales in the second quarter of 2005 increased $13.7 million, or 5.5%, to $261.1 million from net sales of $247.4 million in the second quarter of 2004. The increase in net sales is primarily due to higher sales of social studies and science in the secondary market and higher sales of social studies in the elementary market, partially offset by lower reading sales in California. Also contributing to the increase are higher sales from Edusoft due to national sales efforts in 2004 as well as higher sales from Riverside due to increased sales of clinical products.

College Publishing. The College Publishing segment’s net sales in the second quarter of 2005 increased $1.5 million, or 4.4%, to $35.4 million from $33.9 million in the second quarter of 2004 primarily due to early sales of 2006 copyright titles.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the second quarter of 2005 decreased $5.2 million, or 15.5%, to $28.4 million from $33.6 million in the second quarter of 2004 primarily due to lower revenue from sales of paperback book rights in 2005 and higher sales of the Oprah Book Club title The Heart is a Lonely Hunter by Carson McCullers in 2004.

Other. The Other segment’s net sales in the second quarter of 2005 increased $0.5 million, or 2.6%, to $19.8 million from $19.3 million in the second quarter of 2004 primarily as a result of increased license and testing revenue.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the second quarter of 2005 decreased $0.2 million, or 0.1%, to $136.5 million from $136.7 million in the second quarter of

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

2004. The decrease is due to lower manufacturing costs, almost entirely offset by increased editorial and production expenses related to new product development. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales decreased to 39.6% in the second quarter of 2005 from 40.9% in the second quarter of 2004.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the second quarter of 2005 increased $0.5 million, or 1.1%, to $44.5 million from $44.0 million in the same period in 2004. The increase is attributable primarily to higher pre-publication amortization of $7.8 million partially offset by lower publishing rights amortization of $7.3 million. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 12.9% in the second quarter of 2005 from 13.2% in the second quarter of 2004.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the second quarter of 2005 increased $8.3 million, or 6.4%, to $137.3 million from $129.0 million in the second quarter of 2004. The change is primarily the result of higher selling costs of $9.9 million resulting from a sales force expansion initiative, partially offset by a $1.4 million decrease in administration costs. Selling and administrative expenses increased as a percentage of net sales to 39.8% in the second quarter of 2005 from 38.6% in the second quarter of 2004.

Operating Income

The Company’s operating income for the three months ended June 30, 2005 increased $1.9 million, or 8.1%, to $25.3 million from an operating income of $23.4 million for the same period in 2004.

K-12 Publishing. The K-12 Publishing segment’s operating income for the three months ended June 30, 2005 increased $7.8 million to $43.1 million from $35.3 million for the same period in 2004. The increase is due to higher net sales and lower manufacturing and implementation costs, partially offset by higher editorial and selling costs.

College Publishing. The College Publishing segment’s operating loss in the second quarter of 2005 increased $0.8 million to $13.1 million from a loss of $12.3 million in 2004. The increase in the operating loss is primarily due to increased selling and administrative expenses, partially offset by higher net sales.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss increased $5.8 million to $6.3 million from an operating loss of $0.5 million for the second quarter of 2004. The operating loss increase is primarily the result of decreased net sales, higher royalty costs due to product mix, and increased editorial costs.

Other. The Other segment’s operating income increased $0.7 million to $1.6 million from income of $0.9 million for the second quarter of 2004, primarily due to higher net sales.

Net Interest Expense

Publishing’s consolidated net interest expense in the second quarter of 2005 decreased $3.4 million, or 9.2%, to $33.6 million from $37.0 million in the second quarter of 2004, primarily due to the mark-to-market adjustments for, as well as settlements of, portions of the interest rate swaps in the second quarter of 2004 of $4.2 million. The decrease is partially offset by $0.7 million of incremental interest expense in 2005 from the $265 million senior discount notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

Houghton Mifflin’s net interest expense in the second quarter of 2005 decreased $4.2 million, or 12.9%, to $28.3 million from $32.5 million in the second quarter of 2004 due to the mark-to-market adjustments for, as well as settlements of, portions of the interest rate swaps during the second quarter of 2004. $4.2 million of interest expense was recognized from swap agreements in the second quarter of 2004. There was no swap activity during the second quarter of 2005.

Income Taxes

Publishing’s income tax benefit in the second quarter of 2005 decreased $2.2 million, or 44.0%, to $2.8 million from $5.0 million in the second quarter of 2004. The decrease is due to a lower pre-tax loss for the second quarter of 2005.

Houghton Mifflin’s income tax benefit in the second quarter of 2005 decreased $2.2 million, or 66.7%, to $1.1 million from $3.3 million in the second quarter of 2004. The decrease is due to a lower pre-tax loss for the second quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net Sales

The Company’s net sales for the six months ended June 30, 2005 increased $18.0 million, or 3.8%, to $491.1 million from $473.1 million in the first six months of 2004.

K-12 Publishing. The K-12 Publishing segment’s net sales in the first six months of 2005 increased $18.5 million, or 5.6%, to $346.5 million from net sales of $328.0 million in the first six months of 2004. The increase in net sales is mainly due to increased sales of social studies, science in the middle and high school markets, and increased sales from Edusoft.

College Publishing. The College Publishing segment’s net sales in the first six months of 2005 increased $3.2 million, or 6.1%, to $55.4 million from $52.2 million in the first six months of 2004 primarily due to the timing of frontlist sales in 2005 compared to 2004.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the first six months of 2005 decreased $4.1 million, or 6.9%, to $55.4 million from $59.5 million in the first six months of 2004 primarily due to lower sales of reference titles and lower revenue from sales of paperback book rights.

Other. The Other segment’s net sales in the first six months of 2005 increased $0.4 million, or 1.2%, to $33.8 million from $33.4 million in the first six months of 2004 primarily as a result of a slight increase in net sales for licensure markets.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the first six months of 2005 increased $2.8 million, or 1.3%, to $220.9 million from $218.1 million in the first six months of 2004. Contributing to the increased cost of sales were $9.5 million of increased investments in editorial partially offset by lower manufacturing costs. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales decreased to 45.0% in the first six months of 2005 from 46.1% in the first six months of 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the first six months of 2005 increased $0.1 million, or 0.1%, to $87.4 million from $87.3 million in the first six months of 2004. The increase is attributable primarily to higher pre-publication amortization of $14.5 million, partially offset by lower publishing rights amortization of $14.4 million. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 17.8% in the first six months of 2005 from 18.5% in the first six months of 2004.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the first six months of 2005 increased $20.5 million, or 8.0%, to $276.3 million from $255.8 million in the first six months of 2004. The increase is primarily the result of higher selling and marketing costs of $16.5 million, increased fulfillment expenses of $2.1 million, and higher administrative expenses of $1.9 million primarily due to incremental costs associated with a new back-office system. Selling and administrative expenses increased as a percentage of net sales to 56.3% in the first six months of 2005 from 54.1% in the first six months of 2004.

Operating Loss

The Company’s operating loss for the first six months ended June 30, 2005 increased $5.4 million, or 6.0%, to $95.7 million from an operating loss of $90.3 million for the same period in 2004.

K-12 Publishing. The K-12 Publishing segment’s operating loss for the six months ended June 30, 2005 decreased $1.5 million to $42.8 million from a loss of $44.3 million for the same period in 2004. The decrease is primarily due to higher selling and administrative costs of $11.8 million and editorial and product development costs of $8.2 million, which offset higher net sales and lower manufacturing costs.

College Publishing. The College Publishing segment’s operating loss in the first six months of 2005 increased $0.6 million to $38.4 million from a loss of $37.8 million in 2004. The increase is primarily due to higher selling and administrative costs, partially offset by higher net sales and lower production costs.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss increased $7.1 million to $11.8 million from an operating loss of $4.7 million for the first six months of 2004. The operating loss increase is primarily the result of the decrease in net sales and an increase in royalty costs as well as higher editorial costs.

Other. The Other segment’s operating loss decreased $0.8 million to $2.7 million from an operating loss of $3.5 million for the first six months of 2004. The decrease in operating loss is due to higher net sales and lower selling costs.

Net Interest Expense

Publishing’s consolidated net interest expense in the first six months of 2005 increased $0.3 million, or 0.5%, to $66.1 million from $65.8 million in the first six months of 2004. The increase is the result of $1.1 million of incremental interest expense from the $265 million senior discount notes, partially offset by $0.7 million of interest income related to short-term investments in 2005.

Houghton Mifflin’s net interest expense in the first six months of 2005 decreased $0.9 million, or 1.6%, to $55.8 million from $56.7 million in the first six months of 2004 primarily due to interest income related to short-term investments in 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS—(Continued)

Income Taxes

Publishing’s income tax benefit in the first six months of 2005 increased $1.2 million, or 2.1%, to $58.3 million from $57.1 million in the first six months of 2004. The increase is due to the higher pre-tax loss for the first six months of 2005.

Houghton Mifflin’s income tax benefit in the first six months of 2005 increased $0.8 million, or 1.5%, to $54.8 million from $54.0 million in the first six months of 2004. The increase is due to the higher pre-tax loss for the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. The Company currently funds such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s net cash used in operating activities was $175.4 million in the first six months of 2005, a $28.3 million increase from the $147.1 million of cash used in operating activities during the first six months of 2004. The increase in cash flow used is primarily due to higher net loss of $4.6 million and $3.9 million for Publishing and Houghton Mifflin, respectively, and an increase in inventory purchases in preparation for the third quarter selling season, partially offset by non-cash operating activities.

Investing Activities

The Company’s net cash used in investing activities was $19.1 million for the six months ended June 30, 2005, a decrease of $18.1 million from the $37.2 million used in the same period in 2004. This is primarily due to net proceeds of $54.2 million from the sale of short-term investments during the first six months of 2005, partially offset by $8.0 million increased pre-publication expenditures for new product development and $8.5 million increased property, plant, and equipment expenditures in the first six months of 2005, primarily due to continued investment in new back office systems. Also impacting the comparison with 2004 is the $19.5 million purchase price adjustment received from Vivendi Universal S.A. during the first six months of 2004.

Financing Activities

The Company’s net cash provided by financing activities increased by $20.4 million for the period ended June 30, 2005 compared to the same period in 2004. The increase is due to $19.5 million of additional borrowings under the Revolver in the first six months of 2005 compared to 2004.

Debt

The Company’s primary source of liquidity will continue to be cash flow generated from operations as well as funds available under the $325.0 million Revolver. As of June 30, 2005, the Company had $69.5 million of borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, $236.0 million was available to borrow. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the twelve months ended June 30, 2005.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This Form 10-Q includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith, and it is believed there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs; and norm-referenced and criterion-referenced testing; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and the Company’s share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those which could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the potential for damages and fines resulting from errors in scoring high-stakes tests; (xiv) the potential effect of a weak economy on sales of K-12, college, and general interest publications; (xv) the risk that the Company’s well-known authors will depart and write for competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the period ended June 30, 2005 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

b. During the last fiscal quarter, there were no significant changes in Registrants’ internal controls or other factors that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent of the sole stockholder of each of the Registrants, dated April 6, 2005, James Quella was elected a director of the Registrants, to fill the vacancy created by the resignation of David Blitzer as a director.

By written consent dated April 6, 2005, HM Publishing Corp., the sole stockholder of Houghton Mifflin Company, approved the Restated Articles of Organization and amended By-Laws of Houghton Mifflin Company.

ITEM 5.	OTHER INFORMATION

(a) On April 6, 2005 David Blitzer resigned as a director of Registrants.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Organization

3.2	By-Laws

10.1	Separation Agreement dated May 17, 2005, between Ms. Sylvia Metayer and Houghton Mifflin Company

10.2	2005 Management Incentive Compensation Plan

31.1	Certification by Anthony Lucki pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by Stephen C. Richards pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen C. Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 11, 2005