Form 10-Q
period 2005-09-30
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2005-11-10
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act):  Yes ☐    No ☒

The number of shares outstanding of HM Publishing Corp.’s common stock as of November 10, 2005 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of November 10, 2005 was 1,000 shares.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
NET SALES	$626,890	$570,403	$1,118,027	$1,043,538
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	197,940	192,126	418,829	410,227
Pre-publication and publishing rights amortization	47,551	46,014	134,928	133,264

Cost of sales	245,491	238,140	553,757	543,491
Selling and administrative	158,155	150,082	434,500	405,877
Other intangible asset amortization	1,403	1,153	3,636	3,401

	405,049	389,375	991,893	952,769

OPERATING INCOME	221,841	181,028	126,134	90,769

OTHER INCOME (EXPENSE)
Net interest expense	(34,197)	(29,204)	(100,255)	(95,049)
Other income (expense)	15	—	(5)	184

	(34,182)	(29,204)	(100,260)	(94,865)

Income (loss) before income taxes	187,659	151,824	25,874	(4,096)
Income tax provision (benefit)	66,327	56,031	8,038	(1,037)

NET INCOME (LOSS)	$121,332	$95,793	$17,836	$(3,059)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
NET SALES	$626,890	$570,403	$1,118,027	$1,043,538
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	197,940	192,126	418,829	410,227
Pre-publication and publishing rights amortization	47,551	46,014	134,928	133,264

Cost of sales	245,491	238,140	553,757	543,491
Selling and administrative	158,155	150,082	434,500	405,877
Other intangible asset amortization	1,403	1,153	3,636	3,401

	405,049	389,375	991,893	952,769

OPERATING INCOME	221,841	181,028	126,134	90,769

OTHER INCOME (EXPENSE)
Net interest expense	(28,922)	(24,493)	(84,710)	(81,217)
Other income (expense)	15	—	(5)	184

	(28,907)	(24,493)	(84,715)	(81,033)

Income before income taxes	192,934	156,535	41,419	9,736
Income tax provision	68,902	57,605	14,054	3,583

NET INCOME	$124,032	$98,930	$27,365	$6,153

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	SEPTEMBER 30, 2005	DECEMBER 31, 2004	SEPTEMBER 30, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,430	$151,358	$36,430	$151,358
Short-term investments	—	54,200	—	54,200
Accounts receivable, less allowance for bad debts and book returns of $42,487 at September 30, 2005 and $37,434 at December 31, 2004	399,334	191,324	399,334	191,324
Inventories	222,829	167,660	222,829	167,660
Deferred income taxes	66,431	65,173	66,431	65,173
Prepaid expenses and other current assets	13,169	20,253	13,169	20,253

TOTAL CURRENT ASSETS	738,193	649,968	738,193	649,968
Property, plant, and equipment, net	126,745	116,020	126,745	116,020
Pre-publication costs	166,599	148,642	166,599	148,642
Royalty advances to authors, net of allowance of $49,636 at September 30, 2005 and $45,968 at December 31, 2004	27,912	26,605	27,912	26,605
Goodwill	628,766	629,093	628,766	629,093
Other intangible assets, net	647,603	718,479	647,603	718,479
Other assets and long-term receivables	65,229	70,840	60,229	65,396

TOTAL ASSETS	$2,401,047	$2,359,647	$2,396,047	$2,354,203

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$21	$44	$21	$44
Accounts payable	138,445	95,610	138,445	95,610
Due to parent	4,364	4,284	5,000	4,920
Royalties payable	55,302	64,944	55,302	64,944
Salaries, wages, and commissions payable	54,023	61,212	54,023	61,212
Interest payable	15,288	40,271	15,288	40,271
Current portion of restructuring accrual	1,702	5,768	1,702	5,768
Other	76,394	72,382	75,273	71,262

TOTAL CURRENT LIABILITIES	345,539	344,515	345,054	344,031
Long-term debt	1,326,637	1,309,983	1,138,065	1,136,512
Royalties payable	616	1,036	616	1,036
Long-term restructuring accrual	1,010	1,356	1,010	1,356
Accrued pension benefits	50,115	58,791	50,115	58,791
Accrued postretirement benefits	56,680	56,103	56,680	56,103
Deferred income taxes	243,028	235,138	256,753	242,848
Other	34,360	26,948	34,360	26,948

TOTAL LIABILITIES	$2,057,985	$2,033,870	$1,882,653	$1,867,625
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(127,212)	(145,048)	(102,123)	(129,490)
Other comprehensive income	517	1,068	517	1,068

TOTAL STOCKHOLDER’S EQUITY	343,062	325,777	513,394	486,578

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,401,047	$2,359,647	$2,396,047	$2,354,203

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$17,836	$(3,059)	$27,365	$6,153
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	7,964	7,899	7,520	7,455
Non-cash interest expense	15,377	14,437	276	1,049
Depreciation and amortization expense	172,653	165,933	172,653	165,933
Changes in operating assets and liabilities:
Accounts receivable	(207,766)	(173,079)	(207,766)	(173,079)
Inventories	(55,224)	(19,951)	(55,224)	(19,951)
Accounts payable	43,047	34,891	43,047	34,891
Royalties and author advances, net	(11,369)	(9,094)	(11,369)	(9,094)
Deferred and income taxes payable	6,705	(1,849)	12,721	2,771
Interest payable	(24,984)	(24,936)	(24,984)	(24,936)
Other, net	(6,068)	9,617	(6,068)	9,617

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(41,829)	809	(41,829)	809

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of short-term investments	(58,075)	—	(58,075)	—
Proceeds from sales of short-term investments	112,275	—	112,275	—
Pre-publication costs	(79,645)	(61,740)	(79,645)	(61,740)
Additions to property, plant, and equipment	(43,576)	(26,176)	(43,576)	(26,176)
Purchase price adjustment received from Vivendi Universal S.A.	—	19,500	—	19,500
Acquisition of business, net of cash acquired	—	(53)	—	(53)
Acquisition of publication rights	(4,000)	—	(4,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(73,021)	(68,469)	(73,021)	(68,469)

CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings under revolving credit facility	99,500	62,000	99,500	62,000
Payment of revolving credit facility	(99,500)	(62,000)	(99,500)	(62,000)
Payment of short-term financing	(19)	—	(19)	—
Payment of long-term financing	—	(930)	—	(930)

NET CASH USED IN FINANCING ACTIVITIES	(19)	(930)	(19)	(930)

Decrease in cash and cash equivalents	(114,869)	(68,590)	(114,869)	(68,590)
Effects of exchange rate changes on cash balances	(59)	8	(59)	8
Cash and cash equivalents at beginning of period	151,358	159,093	151,358	159,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,430	$90,511	$36,430	$90,511

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,608	$3,711	$1,608	$3,711
Interest paid	$104,112	$102,953	$104,112	$102,953

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”), a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited condensed consolidated financial statements present Publishing and Houghton Mifflin as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004. Other than Publishing’s debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expenses, net of taxes, all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2004 included in Publishing and Houghton Mifflin’s Form 10-K for the year ended December 31, 2004, filed on March 25, 2005. All adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for the fair statement of this interim financial information have been included.

Results of the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2005 interim financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

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

(3) BALANCE SHEET INFORMATION

Inventories, net of applicable reserves, consist of the following:

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Finished goods	$205,781	$152,905
Raw materials	17,048	14,755

	$222,829	$167,660

(4) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	SEPTEMBER 30, 2005		DECEMBER 31, 2004
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$628,766	$—	$629,093	$—
Publication rights	698,603	347,273	691,722	272,865
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	15,343	9,270	15,343	5,921

	$1,632,912	$356,543	$1,626,358	$278,786

The Company recorded amortization expense for its amortizable intangible assets of $26.1 million and $33.1 million for the three months ended September 30, 2005 and 2004, respectively, and $77.8 million and $99.2 million for the nine months ended September 30, 2005 and 2004, respectively.

(5) DEBT AND BORROWING AGREEMENTS

Long-term debt consists of the following:

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$140,290	$138,966
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,712	397,478
Other	84	112

	1,138,086	1,136,556
Less: current portion of long-term debt	21	44

Total Houghton Mifflin long-term debt	1,138,065	1,136,512
Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	188,572	173,471

Total long-term debt	$1,326,637	$1,309,983

Houghton Mifflin maintains a $325.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. There were no borrowings under this facility at September 30, 2005.

(6) FINANCIAL INSTRUMENTS

As of December 31, 2004, Houghton Mifflin had interest rate swap agreements in conjunction with a notional $100.0 million of its 8.25% senior unsecured note. The fair value of the swap agreements at this date was a liability of $1.3 million. The interest rate swap agreements converted $100.0 million of debt from a fixed rate to a floating rate. Changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. In the first quarter of 2005, Houghton Mifflin terminated all the swap agreements and recorded net interest expense of $0.3 million in the results of operations. There was no swap activity during the second or third quarters of 2005.

(7) RESTRUCTURING

The following table sets forth the activity for the nine months ended September 30, 2005 in restructuring reserves as a result of the acquisition of Houghton Mifflin by Holdings (the “Acquisition”) and the consolidation of certain back office functions by Promissor.

	FACILITIES	WORK-FORCE RELATED	TOTAL
Balance as of December 31, 2004	$2,214	$4,910	$7,124
Utilization	(657)	(3,755)	(4,412)

Balance as of September 30, 2005	$1,557	$1,155	$2,712

As of September 30, 2005, $1.7 million of the restructuring reserve is current and $1.0 million is considered long-term. The total amount utilized in the first nine months of 2005 relating to the Acquisition was $3.1 million, of which $0.2 million was for facilities and $2.9 million was work-force related. The total amount utilized in the first nine months of 2005 for Promissor was $1.3 million, of which $0.5 million was facilities and $0.8 million was work-force related.

(8) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company is primarily computed as the sum of the Company’s net income (loss) and changes in cumulative translation adjustment. The following table sets forth the calculations of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income (loss)	$121,332	$95,793	$17,836	$(3,059)
Change in cumulative translation adjustment	(179)	(364)	(551)	151

Comprehensive income (loss)	$121,153	$95,429	$17,285	$(2,908)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income	$124,032	$98,930	$27,365	$6,153
Change in cumulative translation adjustment	(179)	(364)	(551)	151

Comprehensive income	$123,853	$98,566	$26,814	$6,304

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

The following table illustrates the effect on net income (loss) as if the Company had determined compensation cost, based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income (loss) as reported	$121,332	$95,793	$17,836	$(3,059)
Deduct: stock compensation expense, net of related tax effects	(90)	(88)	(279)	(267)

Pro forma net income (loss)	$121,242	$95,705	$17,557	$(3,326)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income as reported	$124,032	$98,930	$27,365	$6,153
Deduct: stock compensation expense, net of related tax effects	(90)	(88)	(279)	(267)

Pro forma net income	$123,942	$98,842	$27,086	$5,886

(10) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table summarizes the components of net periodic cost of Houghton Mifflin’s plans as of and for the financial statement periods ended September 30, 2005 and 2004:

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Service cost	$8,249	$7,386	$820	$899
Interest cost	8,896	8,415	2,312	2,274
Expected return on plan assets	(7,035)	(6,419)	—	—
Amortization of unrecognized:
Net (gain)/loss	186	—	—	—
Prior service cost/(benefit)	519	519	(155)	(155)
Special Termination Charge	—	943		—

Net periodic benefit cost	$10,815	$10,844	$2,977	$3,018

As of September 30, 2005, the Company has made contributions of $20.4 million to its pension plans. No additional contributions are expected to be made in 2005.

(11) COMMITMENTS AND CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $32.5 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $24.2 million of letters of credit existed at September 30, 2005, $17.7 million of which backed performance and surety bonds. Under the terms of the Revolver, outstanding letters of credit are deducted from the remaining unused borrowing capacity.

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

THREE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2005
Net sales from external customers	$451,605	$118,258	$40,221	$16,806	$626,890
Segment operating income (loss)	181,549	35,947	6,592	(2,247)	221,841
2004
Net sales from external customers	$397,205	$116,096	$41,131	$15,971	$570,403
Segment operating income (loss)	145,059	38,198	3,478	(5,707)	181,028

NINE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2005
Net sales from external customers	$798,115	$173,669	$95,596	$50,647	$1,118,027
Segment operating income (loss)	138,745	(2,502)	(5,166)	(4,943)	126,134
2004
Net sales from external customers	$725,239	$168,269	$100,658	$49,372	$1,043,538
Segment operating income (loss)	100,797	355	(1,221)	(9,162)	90,769

Reconciliation of segment operating income (loss) to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Total operating income from reportable segments	$221,841	$181,028	$126,134	$90,769
Unallocated expense:
Interest expense	(34,197)	(29,204)	(100,255)	(95,049)
Other	15	—	(5)	184

Income (loss) before income taxes	$187,659	$151,824	$25,874	$(4,096)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Total operating income from reportable segments	$221,841	$181,028	$126,134	$90,769
Unallocated expense:
Interest expense	(28,922)	(24,493)	(84,710)	(81,217)
Other	15	—	(5)	184

Income before income taxes	$192,934	$156,535	$41,419	$9,736

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

RESTRUCTURING

The following table sets forth the activity for the nine months ended September 30, 2005 in restructuring reserves as a result of the Acquisition and the consolidation of certain back office functions by Promissor.

	FACILITIES	WORK-FORCE RELATED	TOTAL
Balance as of December 31, 2004	$2,214	$4,910	$7,124
Utilization	(657)	(3,755)	(4,412)

Balance as of September 30, 2005	$1,557	$1,155	$2,712

As of September 30, 2005, $1.7 million of the restructuring reserve is current and $1.0 million is considered long-term. The total amount utilized in the first nine months of 2005 relating to the Acquisition was $3.1 million, of which $0.2 million was for facilities and $2.9 million was work-force related. The total amount utilized in the first nine months of 2005 for Promissor was $1.3 million, of which $0.5 million was facilities and $0.8 million was work-force related.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating income/(loss), and other information from the unaudited consolidated statements of operations.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(IN MILLIONS)
Net sales:
K-12 Publishing	$451.6	$397.2	$798.1	$725.2
College Publishing	118.3	116.1	173.7	168.3
Trade and Reference Publishing	40.2	41.1	95.6	100.7
Other	16.8	16.0	50.6	49.4

Total net sales	626.9	570.4	1,118.0	1,043.5
Cost of sales excluding pre-publication and publishing rights amortization	197.9	192.1	418.8	410.2
Pre-publication and publishing rights amortization	47.6	46.0	134.9	133.3

Cost of sales	245.5	238.1	553.8	543.5
Selling and administrative	158.2	150.1	434.5	405.9
Other intangible asset amortization	1.4	1.2	3.6	3.4

Operating income	221.8	181.0	126.1	90.8
Net interest expense	(34.2)	(29.2)	(100.3)	(95.0)
Other income	—	—	—	—

Loss before taxes	187.7	151.8	25.9	(4.1)
Income tax provision (benefit)	66.3	56.0	8.0	(1.0)

Net income (loss)	$121.3	$95.8	$17.8	$(3.1)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	31.6	33.7	37.5	39.3
Pre-publication and publishing rights amortization	7.6	8.1	12.1	12.8

Cost of sales	39.2	41.8	49.5	52.1
Selling and administrative	25.2	26.3	38.9	38.9
Other intangible asset amortization	0.2	0.2	0.3	0.3

Operating income	35.4	31.7	11.3	8.7
Net interest expense	(5.5)	(5.1)	(9.0)	(9.1)
Other income	—	—	—	—

Income (loss) before taxes	29.9	26.6	2.3	(0.4)
Income tax provision (benefit)	10.6	9.8	0.7	(0.1)

Net income	19.3%	16.8%	1.6%	(0.3)%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(IN MILLIONS)
Net sales:
K-12 Publishing	$451.6	$397.2	$798.1	$725.2
College Publishing	118.3	116.1	173.7	168.3
Trade and Reference Publishing	40.2	41.1	95.6	100.7
Other	16.8	16.0	50.6	49.4

Total net sales	626.9	570.4	1,118.0	1,043.5
Cost of sales excluding pre-publication and publishing rights amortization	197.9	192.1	418.8	410.2
Pre-publication and publishing rights amortization	47.6	46.0	134.9	133.3

Cost of sales	245.5	238.1	553.8	543.5
Selling and administrative	158.2	150.1	434.5	405.9
Other intangible asset amortization	1.4	1.2	3.6	3.4

Operating income	221.8	181.0	126.1	90.8
Net interest expense	(28.9)	(24.5)	(84.7)	(81.2)
Other income	—	—	—	—

Income before taxes	192.9	156.5	41.4	9.7
Income tax provision	68.9	57.6	14.1	3.6

Net income	$124.0	$98.9	$27.4	$6.2

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	31.6	33.7	37.5	39.3
Pre-publication and publishing rights amortization	7.6	8.1	12.1	12.8

Cost of sales	39.2	41.8	49.5	52.1
Selling and administrative	25.2	26.3	38.9	38.9
Other intangible asset amortization	0.2	0.2	0.3	0.3

Operating income	35.4	31.7	11.3	8.7
Net interest expense	(4.6)	(4.3)	(7.6)	(7.8)
Other income	—	—	—	—

Income before taxes	30.8	27.4	3.7	0.9
Income tax provision	11.0	10.1	1.3	0.3

Net income	19.8%	17.3%	2.4%	0.6%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales

The Company’s net sales for the quarter ended September 30, 2005 increased $56.5 million, or 9.9%, to $626.9 million from $570.4 million in the third quarter of 2004.

K-12 Publishing. The K-12 Publishing segment’s net sales in the third quarter of 2005 increased $54.4 million, or 13.7%, to $451.6 million from net sales of $397.2 million in the third quarter of 2004. The increase in net sales is primarily due to higher sales of the Company’s new elementary school social studies program, as well as sales of math and reading products in the elementary school market, and sales of social studies and world languages products in the middle and high school markets.

College Publishing. The College Publishing segment’s net sales in the third quarter of 2005 increased $2.2 million, or 1.9%, to $118.3 million from $116.1 million in the third quarter of 2004 primarily due to higher backlist sales.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the second quarter of 2005 decreased $0.9 million, or 2.2%, to $40.2 million from $41.1 million in the third quarter of 2004 primarily due to lower revenue in cookbook and children’s categories in 2005 as compared to 2004, partially offset by higher revenue from licensing rights in 2005. The decrease can be attributed to lower sales of The Polar Express following the holiday release of the film adaptation in 2004 and tapering of sales of The Gourmet Cookbook, which had a highly successful launch in 2004.

Other. The Other segment’s net sales in the third quarter of 2005 increased $0.8 million, or 5.0%, to $16.8 million from $16.0 million in the third quarter of 2004 primarily as a result of increased license and testing revenue.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the third quarter of 2005 increased $5.8 million, or 3.0%, to $197.9 million from $192.1 million in the third quarter of 2004. The increase is primarily due to higher implementation costs, offset by decreased manufacturing costs. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales decreased to 31.6% in the third quarter of 2005 from 33.7% in the third quarter of 2004 due to better management of paper, printing and binding costs in 2005.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the third quarter of 2005 increased $1.6 million, or 3.5%, to $47.6 million from $46.0 million in the same period in 2004. The increase is attributable primarily to higher pre-publication amortization of $8.7 million partially offset by lower publishing rights amortization. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 7.6% in the third quarter of 2005 from 8.1% in the third quarter of 2004.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the third quarter of 2005 increased $8.1 million, or 5.4%, to $158.2 million from $150.1 million in the third quarter of 2004. The change is primarily the result of higher selling and fulfillment costs, partially offset by a $3.3 million decrease in administrative costs. Selling and administrative expenses decreased as a percentage of net sales to 25.2% in the third quarter of 2005 from 26.3% in the third quarter of 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Operating Income

The Company’s operating income for the three months ended September 30, 2005 increased $40.8 million, or 22.5%, to $221.8 million from an operating income of $181.0 million for the same period in 2004.

K-12 Publishing. The K-12 Publishing segment’s operating income for the three months ended September 30, 2005 increased $36.4 million to $181.5 million from $145.1 million for the same period in 2004. The increase is primarily due to higher net sales and more favorable manufacturing rates, partially offset by higher selling costs.

College Publishing. The College Publishing segment’s operating income in the third quarter of 2005 decreased $2.3 million to $35.9 million from $38.2 million in 2004. The decrease is primarily due to increased selling expenses.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating income increased $3.1 million to $6.6 million from $3.5 million in 2004. The increase is primarily due to lower inventory obsolescence expense as a result of increased inventory turns and decreased selling and administrative costs.

Other. The Other segment’s operating loss decreased $3.5 million to $2.2 million from $5.7 million for the third quarter of 2004, primarily due to a restructuring charge of $2.1 million recorded in the third quarter of 2004, and higher net sales in 2005.

Net Interest Expense

Publishing’s consolidated net interest expense in the third quarter of 2005 increased $5.0 million, or 17.1%, to $34.2 million from $29.2 million in the third quarter of 2004. The increase is primarily due to $4.0 of interest income recognized from swap agreements in the third quarter of 2004, as well as incremental interest expense of $0.6 million in 2005 from the $265 million senior discount notes and higher interest rates on the revolving line of credit. There was no swap activity during the third quarter of 2005.

Houghton Mifflin’s net interest expense in the third quarter of 2005 increased $4.4 million, or 18.0%, to $28.9 million from $24.5 million in the third quarter of 2004 due to $4.0 million of interest income recognized from swap agreements in the third quarter of 2004 and higher interest rates on the revolving line of credit in 2005. There was no swap activity during the third quarter of 2005.

Income Taxes

Publishing’s effective tax rate was 35.3% and 36.9% in the third quarter of 2005 and 2004, respectively. During the third quarter of 2005, a one-time benefit primarily related to the state net operating loss valuation allowance of approximately $1.2 million was recorded. The 2005 annual effective tax rate is estimated at approximately 37%.

Houghton Mifflin’s effective tax rate was 35.7% and 36.8% in the third quarter of 2005 and 2004, respectively. During the third quarter of 2005, a one-time benefit primarily to the state net operating loss valuation allowance of approximately $1.2 million was recorded. The 2005 annual effective tax rate is estimated at approximately 38%.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales

The Company’s net sales for the nine months ended September 30, 2005 increased $74.5 million, or 7.1%, to $1,118.0 million from $1,043.5 million in the first nine months of 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

K-12 Publishing. The K-12 Publishing segment’s net sales in the first nine months of 2005 increased $72.9 million, or 10.1%, to $798.1 million from net sales of $725.2 million in the first nine months of 2004. The increase in net sales is mainly due to increased sales of social studies, math and reading in the elementary school markets, and social studies, world history and science in the middle and high school markets.

College Publishing. The College Publishing segment’s net sales in the first nine months of 2005 increased $5.4 million, or 3.2%, to $173.7 million from $168.3 million in the first nine months of 2004 primarily due to increased backlist sales in 2005.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the first nine months of 2005 decreased $5.1 million, or 5.1%, to $95.6 million from $100.7 million in the first nine months of 2004 primarily due to lower sales of titles tied to movie releases that tend to normalize after the film and media publicity, and lower revenue from licensing rights.

Other. The Other segment’s net sales in the first nine months of 2005 increased $1.2 million, or 2.4%, to $50.6 million from $49.4 million in the first nine months of 2004 primarily as a result of increased license and testing revenue.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the first nine months of 2005 increased $8.6 million, or 2.1%, to $418.8 million from $410.2 million in the first nine months of 2004. Contributing to the increased cost of sales were $9.8 million of increased investments in editorial and $6.9 million of increased implementation costs, partially offset by lower manufacturing costs. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales decreased to 37.5% in the first nine months of 2005 from 39.3% in the first nine months of 2004, due to better management of paper, printing and binding costs in 2005.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization in the first nine months of 2005 increased $1.6 million, or 1.2%, to $134.9 million from $133.3 million in the first nine months of 2004. The increase is attributable primarily to higher pre-publication amortization of $23.3 million, offset by lower publishing rights amortization. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 12.1% in the first nine months of 2005 from 12.8% in the first nine months of 2004.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the first nine months of 2005 increased $28.6 million, or 7.0%, to $434.5 million from $405.9 million in the first nine months of 2004. The increase is primarily the result of higher selling and marketing costs of $25.1 million and increased fulfillment expenses of $6.1 million, offset by lower administrative expenses. Selling and administrative expenses as a percentage of sales was 38.9% in the first nine months of 2005 and 2004.

Operating Income

The Company’s operating income for the first nine months ended September 30, 2005 increased $35.3 million, or 38.9%, to $126.1 million from $90.8 million for the same period in 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

K-12 Publishing. The K-12 Publishing segment’s operating income for the nine months ended September 30, 2005 increased $37.9 million to $138.7 million from $100.8 million for the same period in 2004. The increase is primarily due to higher net sales, and increased margin on net sales, partially offset by increased selling and administrative expenses.

College Publishing. The College Publishing segment’s operating loss in the first nine months of 2005 increased $2.9 million to $2.5 million from operating income of $0.4 million in 2004. The increase is primarily due to higher selling and administrative costs, partially offset by lower production expenses.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss increased $4.0 million to $5.2 million from an operating loss of $1.2 million for the first nine months of 2004. The operating loss increase is primarily the result of lower net sales and increased editorial costs, partially offset by decreased selling expenses.

Other. The Other segment’s operating loss decreased $4.3 million to $4.9 million from an operating loss of $9.2 million for the first nine months of 2004. The decrease in operating loss is due to higher net sales and lower selling costs, as well as a $2.1 million restructuring charge in 2004.

Net Interest Expense

Publishing’s consolidated net interest expense in the first nine months of 2005 increased $5.3 million, or 5.6%, to $100.3 million from $95.0 million in the first nine months of 2004. The increase is primarily due to incremental interest income from swap agreements in 2004 of $3.7 million, as well as incremental interest expense in 2005 from the $265 million senior discount notes, and higher interest rates on the revolving line of credit.

Houghton Mifflin’s net interest expense in the first nine months of 2005 increased $3.5 million, or 4.3%, to $84.7 million from $81.2 million in the first nine months of 2004. The increase is primarily due to the $3.7 million of incremental interest income recognized from swap agreements in 2004, offset by interest income related to short-term investments in 2005.

Income Taxes

Publishing’s effective tax rate was 31.1% and 25.3%% for the nine months ended September 30, 2005 and 2004, respectively. During the third quarter of 2005, a one-time benefit primarily related to the state net operating loss valuation allowance of approximately $1.2 million was recorded. The 2005 annual effective tax rate is estimated at approximately 37%.

Houghton Mifflin’s effective tax rate was 33.9% and 36.8% for the nine months ended September 30, 2005 and 2004, respectively. During the third quarter of 2005, a one-time benefit primarily related to the state net operating loss valuation allowance of approximately $1.2 million was recorded. The 2005 annual effective tax rate is estimated at approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. The Company currently funds such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s net cash used in operating activities was $41.8 million in the first nine months of 2005, compared to $0.8 million of cash provided by operating activities during the first nine months of 2004. The increase in cash used in operating activities is primarily due to an increase in accounts receivable and investments in inventory resulting from expansion of our product offerings, partially offset by increased accounts payable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Investing Activities

The Company’s net cash used in investing activities was $73.0 million for the nine months ended September 30, 2005, compared to $68.5 million used in the same period in 2004. This is primarily due to $17.9 million of increased pre-publication expenditures for new product development and $17.4 million of increased property, plant, and equipment expenditures in the first nine months of 2005, primarily due to continued investments in back-office systems, offset by net proceeds of $54.2 million from the sale of short-term investments during the first nine months of 2005. The comparison with 2004 is also impacted by the $19.5 million purchase price adjustment received from Vivendi Universal S.A. during the first nine months of 2004.

Financing Activities

The Company’s net cash used in financing activities decreased by $0.9 million for the period ended September 30, 2005 compared to the same period in 2004. The decrease is due to payments made against long-term financing in 2004.

Debt

The Company’s primary source of liquidity will continue to be cash flow generated from operations as well as funds available under the $325.0 million Revolver. As of September 30, 2005, the Company had no borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, $300.8 million was available to borrow. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

Houghton Mifflin was in compliance with the financial and non-financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the twelve months ended September 30, 2005.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This Form 10-Q includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith, and it is believed there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

Information about market risks for the period ended September 30, 2005 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

b. During the last fiscal quarter, there were no significant changes in the Registrants’ internal controls or other factors that materially affected, or are reasonably likely to materially affect the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Fourth Amendment to Lease by and between Two Twenty Two Berkeley Ventures, as landlord, and Houghton Mifflin Company, as tenant.

10.2	Amended and Restated Lease between Five Hundred Boylston West Venture, as Landlord, and Houghton Mifflin Company, as Tenant, Dated as of July 28, 2005.

31.1	Certification by Anthony Lucki pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by Stephen C. Richards pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen C. Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 10, 2005