Form 10-K
period 2005-12-31
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2006-03-30
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐             Accelerated filer    ☐             Non-accelerated filer    ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrants on March 16, 2006 was zero.

The number of shares outstanding of HM Publishing Corp.’s common stock as of March 16, 2006 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of March 16, 2006 was 1,000 shares.

Houghton Mifflin Company meets the conditions set forth in general instruction I(1)(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

HM PUBLISHING CORP.

HOUGHTON MIFFLIN COMPANY

Form 10-K

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Houghton Mifflin’s actual results could differ materially from the expectations described in the forward-looking statements. Some of the factors that might cause such a difference are discussed in the sections entitled “‘Safe Harbor’ Statement under Private Securities Litigation Reform Act of 1995” beginning on page 35 and “Factors Affecting Future Operating Results” beginning on page 9 of this Form 10-K, respectively.

This Form 10-K is a combined report being filed separately by two registrants: HM Publishing Corp. and Houghton Mifflin Company. Unless the context indicates otherwise, any reference to “Publishing” refers to HM Publishing Corp., a wholly-owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), and any reference to “Houghton Mifflin” refers to Houghton Mifflin Company and its wholly-owned subsidiaries, the wholly-owned subsidiary of Publishing. The “Company,” “we,” “us,” and “our” refer to HM Publishing Corp. together with Houghton Mifflin Company.

PART I

Item 1. Business

General Development of Business

Houghton Mifflin Company was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. The Company is a leading publisher in the pre-kindergarten through grade twelve (“K-12”) and college education, trade and reference, educational, and clinical testing markets in the United States. The K-12 education market focuses on core subjects such as reading, language arts, literature, mathematics, world languages, social studies, and science, which represents that market’s largest and highest priority funding areas. Houghton Mifflin also provides K-12 educational and clinical assessments and related services. The college education market primarily targets introductory courses with the largest enrollments. The trade and reference market publishes an extensive line of fiction and non-fiction books for adults and children, dictionaries, and other reference materials. Houghton Mifflin’s diverse product offerings are classified into three reporting segments:

•	K-12 Publishing The K-12 Publishing segment develops comprehensive educational programs, comprised primarily of textbooks, workbooks, supplemental materials, teaching guides, technology-based components, and other resources. This segment also provides testing and assessment services to the K-12 market.

•	College Publishing The College Publishing segment publishes textbooks, ancillary products, such as workbooks and study guides, technology-based instructional materials, teacher materials, and other materials, primarily for introductory college-level courses. This segment also sells college products in the high school advanced placement market.

•	Trade and Reference Publishing The Trade and Reference Publishing segment publishes fiction and non-fiction books for adults and children, dictionaries, and other reference materials for the trade market worldwide.

•	Other Other includes unallocated corporate related items.

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

Financial Information About Segments

Financial information about Houghton Mifflin’s reporting segments is in Part II, Item 6, Selected Financial Data beginning on page 11 and Part II, Item 8, Notes to Consolidated Financial Statements in Note 16 under the heading “Segment Information” beginning on page F-39.

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

Business Segments

K-12 Publishing

Overview

The K-12 Publishing segment develops and markets comprehensive educational programs and assessments targeted to the more than 54 million students in over 123,000 elementary and secondary schools in the United

States, principally in core academic subjects. Products and services include textbooks, workbooks, supplemental materials, technology-based products, teaching guides and other resources, and teacher training as part of a full-service offering to schools, educators, and students. With an in-house editorial staff supplemented by external specialists, Houghton Mifflin develops programs that can be aligned to state standards and customized for specific state requests. In addition, through our Assessment Division, the K-12 Publishing segment offers a wide range of educational, cognitive, and developmental standardized testing products in print, CD-ROM, and online formats, targeting the educational and clinical assessment markets.

In the educational publishing industry, materials are often described as “basal” or “supplemental.” Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and are the primary source of classroom instruction. They typically include a student textbook and a variety of ancillary materials such as teacher’s editions, charts, classroom displays, classroom handouts, workbooks, tests, CD-ROMs, and online materials. Supplemental materials provide focused information about a topic or practice in a particular skill, but not the comprehensive system of materials offered in a basal program. These materials are used both as alternatives and as supplements to core basal textbooks, enabling local educators to cost-effectively tailor standard programs to the specific needs of their students. Supplementals are generally purchased irrespective of adoption schedules, creating net sales and earnings that do not vary greatly with the adoption cycle. In addition, the development of supplemental materials tends to require significantly less capital investment than the development of a basal program.

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

In adoption states, the state school board’s decision to approve a certain program developed by an educational publisher depends on recommendations from textbook committees, which are often comprised of educators and curriculum specialists. To ensure the approval and subsequent success of a new textbook program, extensive market research is conducted, including: (i) discussions of the planned curriculum with the state level curriculum advisors to secure their support; (ii) development of prototype textbooks that are focus-tested with educators, often against competing programs, to gather feedback on the program’s content and design; and (iii) incorporation of qualitative input from existing customers in terms of classroom needs. A publisher’s ultimate market share in a given state will generally depend on the quality of its program and materials, the magnitude of its marketing and sales efforts, and the strength and nature of its relationships with key decision-makers at the district level. Historically, there has been a strong correlation between a publisher’s investment in product development and success in being listed in adoption states.

Generally, a national edition is developed for sale in open territories and smaller adoption states, while programs for states that represent large purchasing opportunities are customized. The sales organization presents to school boards and textbook selection committees, which in turn make recommendations to departments of education in adoption states and to district level school boards in open territories. It is the Company’s belief that documented success in adoption states, especially California, Texas, and Florida, which in the aggregate comprised almost 22% of the market in recent years, can often positively influence a publisher’s sales efforts in open territories.

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

Operations

The K-12 Publishing segment operates through four primary divisions: School Division, McDougal Littell, Great Source Education Group (including Cognitive Concepts, Inc. (“CCI”)), and the Assessment Division (which includes Riverside and Edusoft). Each division benefits from strong relationships with its customers, most of which have been developed over many years through a service-based approach to designing, marketing, and implementing its programs.

School. The School Division develops and markets leading basal programs for the kindergarten through grade six market utilizing the Houghton Mifflin brand. The division focuses its publishing portfolio on the subjects that have consistently received the highest priority from educators and politicians, namely reading, language arts (including spelling and English), mathematics, science, and social studies. In each subject, comprehensive learning programs are designed and then marketed with a variety of proprietary products to maximize teaching effectiveness, including textbooks, workbooks, teachers’ guides and resources, audio/visual aids, and technology-based products.

McDougal Littell. The McDougal Littell Division develops and markets basal programs for the grades six through twelve market, utilizing the McDougal Littell brand. The division publishes products and provides services in five major educational subjects: literature/language arts, mathematics, social studies, world languages, and science. Vocational studies is the only major subject area in which McDougal Littell does not offer products and services. The editorial process, like that of the School Division, involves significant market research. McDougal Littell designs broad programs for middle school grades and course-specific products for high school.

Great Source Education Group. The Great Source Education Group Division develops and markets instructional, curriculum-based educational supplements for pre-kindergarten through grade twelve market utilizing various brands, including the Write Source and Earobics brands. The division offers such products as handbooks, instructional kits, summer school and after-school curricula, consumable student practice books, and test review books, as well as other resources. These materials supplement the core curriculum, allowing local educators to cost-effectively tailor standard programs for the specific needs of their students in the areas of intervention, special education, and early language learning. Many of Great Source Education Group’s product lines sell well outside the adoption cycle, creating a revenue stream that does not vary greatly with the adoption schedule.

Assessment. The Assessment Division develops and markets testing technology to the K-12 market, assessment products for the grades K-12 and clinical markets, and offers scoring and reporting services. Tests include: (i) norm-referenced tests, or NRTs, which compare students to national performance levels; (ii) criterion-referenced tests, or CRTs, which are standards-based educational assessments, frequently customized for state educational entities; and (iii) clinical tests, which assess intellectual, cognitive, and behavioral development. Additionally, the Assessment Division sells a paper-to-web-based assessment platform that helps school districts, administrators, teachers, and parents track student performance on state standards through three kinds of tests: state exams, district benchmarks, and in-class teacher tests. The division’s testing and reporting solution gives districts information to help improve instruction and student performance.

Sales and Marketing

Major regional sales offices for the K-12 Publishing segment are in California, Georgia, and Texas. Each division in the K-12 Publishing segment has its own dedicated sales force, comprised largely of former educators. The School and McDougal Littell Divisions employ a combined sales force in excess of 400 people. The Great Source Education Group and Assessment Division sales forces are smaller. The Great Source Education Group sales force works with the School and McDougal Littell Divisions to maximize customer relationships. McDougal Littell also markets the College Division’s texts for high school advanced placement courses.

The sales force focuses on maintaining strong relationships with decision-makers in the adoption states, including teachers, district administrators, and state policymakers. In open territory states the sales force uses canvassing to strengthen relationships with decision-makers. Marketing efforts begin at the conception of the development of a new program. In the case of states where programs are already established, marketing efforts are continuous. Formal market research efforts include educator focus groups, prototypes of student and ancillary materials, and comparisons against competing products. Additional informal market research includes ongoing feedback from the sales force in identifying teachers’ and students’ requirements. The marketing and editorial staffs work closely together to incorporate the results of research into products, developing the most updated, research- and needs-based curricula. Once product development is complete, the sales campaign involves product presentations and sampling along with presentations by key authors. Sending sample copies is an essential part of marketing instructional materials. In addition, once a program is purchased, various ancillary products are typically included with the program materials purchased by the customer. These additional materials, usually called “implementation” materials, are an integral part of the program. Training sessions are also conducted within a school district that has purchased the materials to help teachers learn to use the products effectively and to provide professional development services for which fees are charged.

College Publishing

Overview

The College Publishing segment publishes textbooks, ancillary products, such as workbooks and study guides, technology-based instructional materials, teacher materials, and other materials, primarily for introductory college-level courses. This segment targets more than 16 million students in approximately 4,200 institutions in the post-secondary higher education market. Concentration is on college courses in core disciplines, such as mathematics, chemistry, history, psychology, modern languages, accounting, business, and remedial studies, although some recent growth has come from new publications for high school advanced placement courses. The library of titles for introductory college courses enables the College Publishing segment to generate considerable sales in the high school advanced placement market.

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

Sales and Marketing

The College Division employs a sales and marketing force of approximately 190 people that promotes products to college faculty through a combination of on-campus visits, shipments of sample products, and direct marketing. As professors have embraced e-mail and the Internet to a greater extent in recent years, the role of direct marketing, especially e-mail correspondence, has increased significantly. The sales force continually canvasses college faculty with products. In addition, a dedicated McDougall Littell sales force sells advanced placement products in the high school market.

Trade and Reference Publishing

Overview

Specializing in high-quality adult and children’s books that generate strong backlist sales, the Trade and Reference Publishing segment’s adult list includes fiction, non-fiction, field guides, and cookbooks. The children’s list includes board books, picture books, and young adult novels. The market for reference materials, including dictionaries and thesauruses, is characterized by stable spending patterns and significant concentration among a small number of well-recognized brands. Additionally, the growing accessibility and desirability of the Internet as an information source has created a market for web-based and other electronic reference materials. The Company has taken steps, including licensing content to online publishers, to digitize existing content in order to exploit these online opportunities.

Operations

The Trade and Reference Publishing segment publishes quality fiction and non-fiction books for adults and children, dictionaries, and other reference works under brands such as Houghton Mifflin, Mariner Books, Clarion Books, American Heritage dictionaries, and Kingfisher Publishing plc (“Kingfisher”), a U.K.-based publisher of children’s fiction and non-fiction titles and reference materials for the trade market worldwide. The Trade and Reference Publishing segment generates a majority of its sales from its backlist of more than 5,000 titles, thereby reducing its dependence on introducing bestsellers each year, which can be a volatile market.

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

Raw Materials, Printing and Binding

Paper is one of the principal raw materials used. The Company has not experienced and does not anticipate experiencing difficulty in obtaining adequate supplies of paper for operations. While prices fluctuate depending upon market conditions, average market paper prices increased moderately in 2005.

The Company outsources the print, bind, and cover of its products, with approximately 60% of printing currently handled by Quebecor Publishing, R.R. Donnelley & Sons, Banta Corporation, Von Hoffman Press, Webcrafters, and Lehigh Press. The Company has a longstanding relationship with each printer.

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

Approximately 90% of net sales are derived from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year. Colleges typically make most of their purchases in the third and fourth quarters for the semesters starting classes in September and January. Thus, approximately 75% of consolidated net sales have historically been realized in the second and third quarters.

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

The Company competes with large publishers, such as Reed Elsevier plc, Pearson plc, The Thomson Corporation, and The McGraw-Hill Companies, Inc. The Company has three primary competitors in the K-12 market, six in the college market, and multiple competitors in the trade and reference and assessment markets.

Employees

As of December 31, 2005, the Company employed 3,113 employees. Approximately 1,324 of the employees are located in Boston, Massachusetts; 1,204 in the Chicago, Illinois metro area; and 203 in Indianapolis, Indiana. The Company’s sales force makes up approximately 28% of all employees. None of the employees are subject to collective bargaining agreements. The Company believes that relations with employees are generally good.

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

Financial Information About Geographic Areas

Sales outside of the U.S. are not significant to Houghton Mifflin’s three segments.

Item 1A. FACTORS AFFECTING FUTURE OPERATING RESULTS

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

Due to the revolving and staggered nature of state adoption schedules, sales of K-12 instructional materials have traditionally been cyclical, with some years offering more sales opportunities than others. Furthermore, the Company cannot make assurances that states that have adopted its programs, or that schools and school districts that have purchased its products and services, will do so again in the future. A significant portion of net sales is therefore dependent upon the Company’s ability to maintain residual sales and to continue to generate new business. For example, from 2007 through 2009, adoptions are scheduled in the primary subjects of reading, language arts, and literature in, among others, the states of California, Texas, and Florida, the three largest adoption states, which have historically represented almost 22% of all state spending on K-12 programs. The inability to succeed in these three states, or reductions in their anticipated funding levels, could materially and adversely affect net sales for subsequent years.

A significant portion of net sales is derived from sales of K-12 instructional materials to school districts that are dependent on government funding. If the funding available for the Company’s products and services declines or does not continue to grow, net sales could be materially and adversely affected.

Most public school districts, the primary customers for K-12 products and services, are largely dependent on state and local funding to purchase materials. The amount of funding available to the school districts and the timing of funding opportunities are closely tied to numerous national and local political, economic and demographic factors that are beyond the Company’s control. These factors include the level of student enrollment in subjects that are up for adoption and the level of spending per student on instructional materials in each school district and/or state. In adoption states, the amount of funding available at the state level for K-12 educational materials has historically had a significant effect on year-to-year net sales.

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

A number of factors related to federal funding may negatively affect school spending on instructional materials, including reductions in federal education spending and increases in regulations or requirements that may make certain materials ineligible for federal funding and thus less attractive to local schools. In addition, the actual implementation of the No Child Left Behind Act may affect the acceptability and availability of funding for materials. New requirements for “research-based” programs could result in additional costs for development of materials beyond what is currently anticipated and thus reduce expected profit margins and/or reduce sales opportunities. The Company could be materially and adversely affected if the federal government institutes a mandatory national assessment program.

The Company’s operating results fluctuate on a seasonal and quarterly basis and in the event it does not generate sufficient net sales in the third quarter, it may not be able to meet the debt service and other obligations.

The Company’s business is seasonal. For the year ended December 31, 2005, the Company derived approximately 90% of net sales from educational publishing in the K-12 and College Publishing segments in the aggregate. In the K-12 Publishing segment, purchases typically are made primarily in the second and third quarters of the calendar year, in preparation for the beginning of the school year, though testing net sales are primarily generated in the second and fourth quarters. In the College Publishing segment, purchases are typically made in the third and fourth quarters for the semesters starting classes in September and January. The Company typically realizes approximately 50% of net sales during the third quarter, making third-quarter results material to full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. The Company normally incurs a net cash deficit from all of its activities through the middle of the third quarter of the year. The Company cannot make assurances that its third quarter net sales will continue to be sufficient to meet its obligations or that they will be higher than net sales for its other quarters. In the event it does not derive sufficient net sales in the third quarter, the Company may not be able to meet its debt service requirements and other obligations.

The Company is a party to at-will contracts with significant customers and the termination of these contracts could harm its business.

The Company currently provides or has agreements to provide products and services to governmental agencies, school districts and educational facilities under contracts that are terminable at-will. The fact that these customers have at-will contracts with the Company gives rise to the possibility that it may have no recourse in the event of customer cancellation of a contract. In addition, contracts awarded by states pursuant to a procurement process are subject to challenge by competitors and other parties during and after that process. The Company anticipates that it will continue to rely upon customers under such at-will contractual arrangements. As a result of this reliance, the election by these customers to terminate any or all of their at-will contracts with the Company, or the loss of or decrease in business from several of its large customers, could materially and adversely affect its business, prospects, financial condition, and results of operations.

The Company is subject to contingent liabilities that may affect liquidity and its ability to meet its obligations.

In the ordinary course of business, the Company issues performance bonds, surety bonds, and letters of credit posted as security for its operating activities, some of which obligates the Company to make payments if it fails to perform under certain contracts in connection with the sale of textbooks and criterion-referenced tests (“CRTs”). As of December 31, 2005, the Company’s contingent liability for such performance and surety bonds and letters of credit was $24.7 million, including $18.2 million letters of credit. The gross amount of letters of credit is deducted from the amount of credit available to Houghton Mifflin under the Revolver. As a result, letters of credit reduce Houghton Mifflin’s ability to borrow funds under the Revolver, which could affect liquidity and, therefore, its ability to meet its obligations. Houghton Mifflin may increase the number and amount of contracts that require the use of letters of credit, which may further restrict liquidity and, therefore, its ability to meet its obligations in the future.

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

During the course of the evaluation, attestation, and compliance process required by Section 404, deficiencies may be identified which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act. The Company is required to comply with the reporting requirements of Section 404 in its annual report for the year ending December 31, 2007. If the Company fails to maintain adequate internal controls, as such standards are modified, supplemented, or amended from time to time, or to remediate any identified weaknesses, management may not be able to conclude on an ongoing basis that effective internal controls over financial reporting are in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could result in a loss of investor confidence regarding the accuracy and completeness of the Company’s financial reports or may have a material adverse effect on the business.

In connection with the financial statement audit, the Company’s independent registered accounting firm advised the Company that the control deficiency described below constitutes a material weakness in its internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a control deficiency that by itself, or in combination with other control deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements could result that would not be prevented or detected.

The Company cannot reconcile its royalty accrual balance to an underlying trial balance. Although the Company has existing controls over payments to authors, the input of data into the royalty system, and the posting of entries from the royalty system to the general ledger, the reconciliation of the balance sheet accrual is considered an important control. This control deficiency did not result in a restatement or adjustment of the Company’s interim or annual consolidated financial statements, but it represents a material weakness. The Company is currently reviewing its royalty system and royalty processes to determine appropriate remedial measures to address the general ledger reconciliation matter.

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

The Company’s products are largely comprised of intellectual property content delivered through a variety of media, including books and the Internet. The Company relies on copyright, trademark, and other intellectual property laws to establish and protect its proprietary rights in these products. However, the Company cannot make assurances that its proprietary rights will not be challenged, invalidated or circumvented. The Company conducts business in other countries where the extent of effective legal protection for intellectual property rights is uncertain, and this uncertainty could affect future growth. Moreover, despite copyright and trademark protection, third parties may be able to copy, infringe, or otherwise profit from the Company’s proprietary rights without its authorization. The Internet may more easily facilitate these unauthorized activities. In addition, the lack of Internet-specific legislation relating to intellectual property protection creates an additional challenge for the Company in protecting its proprietary rights relating to its online business processes and other digital technology rights. If the Company is unable to adequately protect its intellectual property and proprietary rights, its competitive position may be harmed and its business and financial results could be materially and adversely affected.

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

The Company may not be able to complete, or achieve the expected benefits from, any future acquisitions, which could materially and adversely affect its growth.

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

In addition, the Company’s sales personnel make up about 28% of its employees, and its business results depend largely upon the experience, knowledge of local market dynamics, and long-standing customer relationships of such personnel. The Company’s inability to retain or hire effective sales people at economically reasonable compensation levels could materially and adversely affect its ability to operate profitably and grow its business.

The Sponsors control the Company and their interests as equity holders may conflict with those of the Company’s creditors.

The Sponsors currently control nearly 100% of the Company’s outstanding capital stock on a fully-diluted basis. The Sponsors have the ability to control the Company’s policies and operations including the appointment of management and the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions. For instance, the Sponsors could cause the Company to enter into contracts or make acquisitions that increase the Company’s indebtedness or to sell revenue-generating assets, thereby impairing its ability to make payments under the Notes. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. The Sponsors may also pursue acquisition opportunities that may be complimentary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company. Further, the Sponsors may receive payments from the Company in connection with certain of these transactions, such as structuring or financial advisory fees.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

The following table describes the approximate building areas in square feet, principal uses, and the years of expiration on leased premises of the Company’s significant operating properties as of February 16, 2006. The Company believes that these properties are suitable and adequate for its present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

Location	Expiration Year	Approximate Area	Principal Use of Space	Segment Used By
Owned Premises:
Indianapolis, Indiana	N/A	503,000	Offices and warehouse	K-12 Publishing and College Publishing
Geneva, Illinois	N/A	486,000	Customer service, offices and warehouse	K-12 Publishing
Leased Premises:
Indianapolis, Indiana	2007	361,200	Warehouse	Trade and Reference Publishing and K-12 Publishing
Boston, Massachusetts	2017	318,000	Corporate headquarters	All segments
Evanston, Illinois	2017	150,052	Offices	K-12 Publishing (McDougal Littell)
Itasca, Illinois	2006	75,000	Offices	K-12 Publishing (Riverside)
Dallas, Texas	2010	70,000	Sales office and warehouse	K-12 Publishing
Wilmington, Massachusetts	2015	58,249	Customer service, primary data center and offices	K-12 Publishing (Great Source Education Group), corporate information technology
Itasca, Illinois (a)	2006	50,000	Office and print and scoring manufacturing center	K-12 Publishing (Riverside)
Kennesaw, Georgia	2011	39,000	Warehouse	K-12 Publishing
New York, New York	2016	28,700	Offices	Trade and Reference Publishing and College Publishing
Addison, Illinois (a)	2006	29,000	Offices	K-12 Publishing (Riverside)
St. Charles, Illinois	2006	19,900	Customer service and sales offices	College Publishing
San Francisco, California	2006	19,300	Offices	K-12 Publishing (Edusoft)
Boston, Massachusetts	2007	11,000	Offices	K-12 Publishing

In addition, the Company leases 12 smaller sales offices.

(a)	Upon lease expiration in 2006, the offices and print and scoring manufacturing center at Itasca, Illinois and the offices at Addison, Illinois will consolidate and relocate to a facility in Rolling Meadows, Illinois. The Rolling Meadows lease will cover approximately 117,000 square feet and commences on January 1, 2007 and continues through 2015.

Item 3. Legal Proceedings

From time to time the Company is involved in litigation incidental to the conduct of business. The Company believes that no litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the sole stockholder in the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neither Publishing nor Houghton Mifflin has any publicly traded common stock.

Item 6. Selected Financial Data

The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the years ended December 31, 2005, 2004, and 2003, and the selected historical consolidated balance sheet data as of December 31, 2005 and December 31, 2004 have been derived from the historical financial statements of Publishing, appearing elsewhere in this annual report on Form 10-K. The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the year ended December 31, 2002 and the periods of July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001 and the selected historical consolidated balance sheet data as of December 31, 2003, 2002, and 2001, have been derived from the historical financial statements of Publishing, which are not included in this Form 10-K.

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, Inc. This sale was completed and all activities of Promissor have ceased during January 2006. The selected historical financial data has been reclassified to reflect this business as a discontinued operation for all periods presented.

The selected historical consolidated financial data set forth below should be read in conjunction with, and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and accompanying notes included elsewhere in this filing.

	HM Publishing Corp.
	Years Ended (Successor Basis)			Year Ended (Predecessor Basis)	Period Ended (Predecessor Basis)	Period Ended (Pre-predecessor Basis)
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	July 7, 2001 through December 31, 2001 (a)	January 1, 2001 through July 6, 2001 (a)
			(dollars in thousands)
Statement of Operations Data:
Net sales	$1,282,067	$1,218,889	$1,199,600	$1,129,483	$693,028	$436,180
Cost of sales excluding pre-publication and publishing rights amortization	516,046	513,613	489,902	470,030	279,831	231,262
Pre-publication and publishing rights amortization	185,297	178,610	161,324	155,200	76,254	28,963

Cost of sales	701,343	692,223	651,226	625,230	356,085	260,225
Selling and administrative	517,115	501,001	498,100	434,970	197,764	260,723
Intangible asset amortization	4,256	3,724	370	—	549	16,139
Goodwill impairment charge (b)	—	—	—	775,000	—	—

Operating income (loss)	59,353	21,941	49,904	(705,717)	138,630	(100,907)
Net interest expense	(132,341)	(127,993)	(117,079)	(42,638)	(25,324)	(17,975)
Debt extinguishment costs	—	—	(48,427)	—	—	—
Other income (expense)	10	184	(39)	—	(43)	(4,204)

Income (loss) from continuing operations before income taxes and extraordinary item	$(72,978)	$(105,868)	$(115,641)	$(748,355)	$113,263	$(123,086)

Other Operating Data:
Depreciation and amortization	$225,614	$218,410	$187,748	$184,186	$85,125	$54,044
Capital investments excluding pre-publication (c)	56,628	39,680	20,860	39,519	16,836	13,778
Capital investments pre-publication (c)	111,297	93,923	95,610	95,178	45,572	42,841
Ratio of earnings to combined fixed charges and preferred dividends (d)	(d )	(d )	(d )	(d )	4.6x	(d )

	HM Publishing Corp.
	Years Ended (Successor Basis)			Year Ended (Predecessor Basis)	Period Ended (Predecessor Basis)	Period Ended (Pre-predecessor Basis)
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	July 7, 2001 through December 31, 2001 (a)	January 1, 2001 through July 6, 2001 (a)
			(dollars in thousands)
Cash Flow Data:
Cash flows from (used in) continuing operating activities	$190,266	$167,394	$180,444	$290,891	$360,551	$(108,005)
Cash flows used in continuing investing activities	(117,725)	(168,395)	(166,329)	(140,465)	(80,884)	(65,322)
Cash flows from (used in) continuing financing activities	(33)	(1,002)	68,086	(65,247)	(269,258)	172,205
Net Sales Operating Segments:
K-12 Publishing	$925,460	$849,809	$848,372	$773,031	$454,476	$339,235
College Publishing	228,344	220,891	226,099	211,942	139,352	46,594
Trade and Reference Publishing	128,263	148,189	125,129	144,510	97,333	49,625
Other	—	—	—	—	1,867	726

Total net sales	$1,282,067	$1,218,889	$1,199,600	$1,129,483	$693,028	$436,180

	HM Publishing Corp.
	Successor Basis				Predecessor Basis
	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002	As of December 31, 2001(a)
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$227,068	$148,120	$153,879	$74,523	$24,278
Working capital (e)	323,827	301,302	254,343	277,848	191,857
Goodwill and other intangible assets	1,209,025	1,304,132	1,451,814	1,542,125	2,242,867
Total assets	2,247,588	2,291,411	2,374,482	2,340,990	3,125,069
Total long-term debt	1,332,569	1,309,983	1,289,684	1,034,073	381,703
Total debt (f)	1,332,576	1,310,027	1,290,723	1,034,390	382,638
Redeemable preferred stock	—	—	—	—	125,000
Stockholder’s equity	259,442	325,777	395,974	615,000	1,279,511

(a)	Excludes results of certain smaller business units previously owned by Vivendi Universal, S.A. (“Vivendi”) that were contributed to Houghton Mifflin concurrent with Vivendi’s acquisition of Houghton Mifflin in 2001 (the “Vivendi Purchase”).
(b)	Reflects the non-recurring, non-cash effect for the impairment write-down of goodwill as of December 31, 2002, resulting from the reduction in Houghton Mifflin’s fair value.
(c)	Pre-publication capital investments include art, prepress, and other costs incurred in the creation of a master copy of a book or other media. These investments are capitalized and then amortized over the subsequent three to five years. The costs to write manuscripts are expensed as incurred.
(d)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred dividends, earnings represent income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of discount and interest costs, one-third of operating rental expense which management believes is representative of the interest component of rent expense and preferred dividends and associated redemption costs. Due to the loss from operations for the years ended December 31, 2005, 2004, and 2003 and 2002 and for the period prior to the Vivendi Purchase there were insufficient earnings of $73.0 million, $105.9 million, $115.6 million, $748.4 million, and $123.1 million, respectively, to cover fixed charges.
(e)	Represents total current assets minus total current liabilities excluding discontinued operations.
(f)	Excludes intercompany promissory notes owed to Vivendi in 2001.

The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the years ended December 31, 2005, 2004, and 2003, and the selected historical consolidated balance sheet data as of December 31, 2005, and 2004 have been derived from the historical financial statements of Houghton Mifflin, appearing elsewhere in this annual report on Form 10-K. The selected historical consolidated statement of operations data and consolidated statement of cash flow data for the year ended December 31, 2002 and the periods of July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001 and the selected historical consolidated balance sheet data as of December 31, 2003, 2002, and 2001, have been derived from the historical financial statements of Houghton Mifflin, which are not included in this Form 10-K.

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor. This sale was completed and all activities of Promissor have ceased during January 2006. The selected historical financial data has been reclassified to reflect this business as a discontinued operation for all periods presented.

The selected historical consolidated financial data set forth below should be read in conjunction with, and the data is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and accompanying notes included elsewhere in this filing.

	Houghton Mifflin Company
	Years Ended (Successor Basis)			Year Ended (Predecessor Basis)	Period Ended (Predecessor Basis)	Period Ended Pre-predecessor Basis)
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	July 7, 2001 through December 31, 2001 (a)	January 1, 2001 through July 6, 2001 (a)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,282,067	$1,218,889	$1,199,600	$1,129,483	$693,028	$436,180
Cost of sales excluding pre-publication and publishing rights amortization	516,046	513,613	489,902	470,030	279,831	231,262
Pre-publication and publishing rights amortization	185,297	178,610	161,324	155,200	76,254	28,963

Cost of sales	701,343	692,223	651,226	625,230	356,085	260,225
Selling and administrative	517,115	501,001	498,100	434,970	197,764	260,723
Intangible asset amortization	4,256	3,724	370	—	549	16,139
Goodwill impairment charge (b)	—	—	—	775,000	—	—

Operating income (loss)	59,353	21,941	49,904	(705,717)	138,630	(100,907)
Net interest expense	(111,226)	(109,165)	(112,639)	(42,638)	(25,324)	(17,975)
Debt extinguishment costs	—	—	(48,427)	—	—	—
Other income (expense)	10	184	(39)	—	(43)	(4,204)

Income (loss) from continuing operations before income taxes and extraordinary item	$(51,863)	$(87,040)	$(111,201)	$(748,355)	$113,263	$(123,086)

Other Operating Data:
Depreciation and amortization	$225,614	$218,410	$187,748	$184,186	$85,125	$54,044
Capital investments excluding pre- publication (c)	56,628	39,680	20,860	39,519	16,836	13,778
Capital investments pre-publication (c)	111,297	93,923	95,610	95,178	45,572	42,841
Ratio of earnings to combined fixed charges and preferred dividends (d)	(d )	(d )	(d )	(d )	4.6x	(d )
Cash Flow Data:
Cash flows from (used in) continuing operating activities	$190,266	$167,394	$180,444	$290,891	$360,551	$(108,005)
Cash flows used in continuing investing activities	(117,725)	(168,395)	(166,329)	(140,465)	(80,884)	(65,322)
Cash flows from (used in) continuing financing activities	(33)	(1,002)	68,086	(65,247)	(269,258)	172,205
Net Sales Operating Segments:
K-12 Publishing	$925,460	$849,809	$848,372	$773,031	$454,476	$339,235
College Publishing	228,344	220,891	226,099	211,942	139,352	46,594
Trade and Reference Publishing	128,263	148,189	125,129	144,510	97,333	49,625
Other	—	—	—	—	1,867	726

Total net sales	$1,282,067	$1,218,889	$1,199,600	$1,129,483	$693,028	$436,180

	Houghton Mifflin Company
	Successor Basis				Predecessor Basis
	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002	As of December 31, 2001(a)
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$227,068	$148,120	$153,879	$74,523	$24,278
Working capital (e)	324,745	302,179	254,568	277,848	191,857
Goodwill and other intangible assets	1,209,025	1,304,132	1,451,814	1,542,125	2,242,867
Total assets	2,243,171	2,286,360	2,368,705	2,340,990	3,125,069
Total long-term debt	1,138,576	1,136,512	1,134,449	1,034,073	381,703
Total debt (f)	1,138,583	1,136,556	1,135,488	1,034,390	382,638
Redeemable preferred stock	—	—	—	—	125,000
Stockholder’s equity	433,971	486,578	544,236	615,000	1,279,511

(a)	Excludes results of certain smaller business units previously owned by Vivendi that were contributed to Houghton Mifflin concurrent with the Vivendi Purchase.
(b)	Reflects the non-recurring, non-cash effect for the impairment write-down of goodwill as of December 31, 2002, resulting from the reduction in Houghton Mifflin’s fair value.
(c)	Pre-publication capital investments include art, prepress, and other costs incurred in the creation of a master copy of a book or other media. These investments are capitalized and then amortized over the subsequent three to five years. The costs to write manuscripts are expensed as incurred.
(d)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred dividends, earnings represent income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of discount and interest costs, one-third of operating rental expense which management believes is representative of the interest component of rent expense and preferred dividends and associated redemption costs. Due to the loss from operations for the years ended December 31, 2005, 2004, 2003, and 2002 and for the period prior to the Vivendi Purchase there were insufficient earnings of $51.9 million, $87.0 million, $111.2 million, $748.4 million, and $123.1 million, respectively, to cover fixed charges.
(e)	Represents total current assets minus total current liabilities excluding discontinued operations.
(f)	Excludes intercompany promissory notes owed to Vivendi in 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On December 30, 2002, Holdings acquired (the “Acquisition”) all of the outstanding shares of Houghton Mifflin from Vivendi Communications North America, Inc. (“Vivendi Communications”), a wholly owned subsidiary of Vivendi Universal S.A. (“Vivendi”). In accordance with the requirements of purchase accounting, the assets and liabilities of Houghton Mifflin were adjusted to their estimated fair values and the resulting goodwill computed as of the Acquisition date.

Overview

Houghton Mifflin is a leading publisher in the K-12 and college education, trade and reference, and educational, and clinical testing markets in the United States. A diverse portfolio of products and services is offered within each of these markets, including textbooks, workbooks, supplemental materials, technology-based products, teaching guides, various types of standardized and customized tests, professional assessment products, and a range of trade and reference titles. The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant.

The Company has seven divisions that offer products and services. These divisions are grouped in three reporting segments:

•	K-12 Publishing This segment consists of four divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), and Assessment (which includes Riverside and Edusoft). This reporting segment sells textbooks, instructional materials and services, tests for measuring achievement and aptitude, clinical and special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

•	College Publishing The College Division is the sole business unit reported in this segment. This reporting segment sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two and four year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

•	Trade and Reference Publishing This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher management reports functionally to the Trade and Reference Division. This reporting segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. The principal markets for these products are retail stores, including Internet bookstore sites and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors, and businesses.

•	Other This consists of unallocated corporate items.

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, a developer and provider of testing services and products for professional certification and licensure. The sale was completed and all activities of Promissor have ceased during January 2006. Effective December 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company derives approximately 90% of its net sales from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year. Colleges typically make most of their purchases in the third and fourth quarters for the semesters starting classes in September and January. The Company has historically realized approximately 75% of consolidated net sales in the second and third quarters.

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

Revenue Recognition

The Company derives revenue primarily from the sale of textbooks and instructional materials, trade books, reference materials, assessment materials, and multimedia instructional programs, license fees for book rights, content and software, and services that include test development, test scoring, and training.

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

Effective July 1, 2003, Houghton Mifflin adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF applies to certain contracts having multiple elements or deliverables, some of which will be delivered at dates subsequent to the initial sale. The relative fair value of revenue for the undelivered items is deferred until such time as the products are delivered to the customer, however, payment from the customer is typically due at the time of the initial sale. The anticipated growth in the adoption cycle may have a material impact on the level of deferred revenue in future years.

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

As products are shipped with a right of return, a provision for estimated returns on these sales is made at the time of sale, based on historical experience. The Company records revenue for textbooks shipped from depository locations one month in arrears based on information received from the depository. Shipping and handling fees billed to customers are included in net sales. The cost of shipping and handling is included in cost of sales.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, the Company extends credit to customers that satisfy predefined criteria. The Company estimates the collectibility of its receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings, credit worthiness of the customer, prior collection experience, and any other information that is relevant to estimate the ultimate collectibility of these receivables. Reserves for book returns are based on historical return rates and sales patterns. Approximately 80% of the reserves for book returns as of December 31, 2005 and 2004 are related to the College and the Trade and Reference divisions.

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

Pre-Publication Costs

The Company capitalizes the art, prepress, and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). The costs to write manuscripts are expensed as incurred. Pre-publication costs are amortized from the year of copyright, or sale if earlier, over three to five years using the sum-of-the-years-digits method. This policy is used by all divisions, except for the Trade and Reference Division’s non-reference publications, which are expensed as incurred, and the Assessment Division, which uses the straight-line amortization method. The amortization methods and periods chosen best reflect the expected sales generated from individual titles or programs. The Company evaluates the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be immediately recognized based primarily upon historical sales experience. Advances are evaluated periodically to determine if they are expected to be recovered. Any portion of a royalty advance that is not expected to be recovered is reserved. Approximately 70% of total royalty advances are related to the Trade and Reference Division.

Goodwill, Publishing Rights, and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangibles consist of branded trademarks, acquired publishing rights, customer-related intangibles, and non-compete agreements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. With regard to goodwill, the Company tests for impairment annually on an implied residual basis by deducting the fair value of all assets and liabilities from the total estimated fair value of each reporting unit to determine the implied fair value of goodwill. Impairment recognized is measured by the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company estimates total fair value of reporting units using discounted cash flow analysis, and makes assumptions regarding future revenues, gross margins, working capital levels, investments in new products, capital spending, tax cash flows, and the terminal value of the reporting unit. With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The Company completed its annual goodwill and indefinite lived intangible asset impairment test as of October 1, 2005 and determined that no impairment existed.

A publishing right allows the Company to publish and republish existing and future works as well as create new works based on previously published works. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. The Company calculates amortization using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before taxes over the useful life. Acquired publishing rights, as well as customer related intangibles with definite lives are amortized on an accelerated basis over their estimated useful lives between two and eighteen years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is normally assessed by using a discounted cash flow model. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. In the fourth quarter of 2005, as a result of receiving a preliminary offer from a third party to purchase Promissor and subsequent sale in January 2006, the Company determined that the carrying value of the Promissor business exceeded its fair value and recorded an impairment charge of $5.4 million to discontinued operations.

Taxes

The Company has incurred losses subsequent to the Acquisition primarily as a result of significantly increased interest expense related to debt financing. The Company recorded significant deferred tax liabilities as a result of purchase accounting for the Acquisition with respect to book-tax differences for identifiable intangible assets. There was no step-up in tax basis for these assets and, accordingly, there is no expected future tax deductibility for them.

The Company has recorded a tax benefit for the losses incurred in 2005, 2004, and 2003. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers all available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and the forecast of taxable income for the current year and future years. During the fourth quarter of 2005, which marked the Company’s third consecutive year of taxable losses, management concluded, in light of this negative evidence, it was no longer more likely than not that future taxable income would be available in order to utilize deferred tax assets. Based on that judgment, management evaluated all deferred tax assets based only on whether the reversing of existing deferred tax liabilities would be sufficient in the specific future periods necessary to utilize the deferred tax assets. As a result of this analysis, the Company recorded a non-cash charge of $10.4 million to establish a valuation allowance against deferred tax assets relating to the long-term nature of the payments of future postretirement benefit obligations.

Retirement Plans

The Company maintains a qualified defined benefit pension plan that covers substantially all domestic employees, a defined benefit plan for Kingfisher, and an unfunded nonqualified defined benefit plan that covers domestic employees who earn over the qualified pay limit (together the “pension plans”).

The Company’s pension expense for all pension plans was $14.4 million in 2005, and is calculated based upon a number of actuarial assumptions, including a weighted average expected long-term rate of return on the assets of the pension plans of 8.0%. The overall expected long-term rate of return on U.S. plan assets is 8.0% and 7.0% for non-U.S. plan assets. The U.S. plan assets represent approximately 95% of total plan assets. In determining the expected return on plan assets, Houghton Mifflin considers the relative weighting of plan assets, the historical performance of plan assets and individual asset classes, and economic and other indicators of future performance.

The discount rate used for the Company’s U.S. pension plans is selected based on highly-rated long-term corporate bond indices and yield curves that match the duration of the plans’ benefit obligations. The bond indices and yield curve analyses include only bonds rated Aa or higher from a reputable rating agency. The selected rate reflects the rate at which the pension benefits could be effectively settled. The discount rates for non-U.S. plans were selected based on indices of high-quality bonds using criteria applicable to the respective country.

The Company regularly reviews the actual asset allocation and periodically rebalances its investments to its targeted allocation when appropriate. For 2005 and 2004, the Company has used a weighted average expected long-term rate of return of 8.0%, and asset allocation assumptions of approximately 60% equities and 40% fixed income investments. The Company will continue to evaluate its actuarial assumptions, including the weighted average expected rate of return, at least annually, and will adjust as necessary.

The Company estimates that its pension expense for all plans will be approximately $13.4 million in 2006. This estimate is based on a weighted average expected rate of return on the assets of the pension plans of 8.0%, a weighted average discount rate of 5.6% and various other assumptions. Future actual pension expense will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the plans.

Postretirement Benefit Plan

The Company provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service, and attained age 55. For retirements on or after January 1, 1993, the Company’s commitment to provide postretirement medical benefits is capped ($10,000 per year for coverage before age 65 and $5,000 per year for coverage at age 65 and over).

The postretirement medical expense was approximately $4.0 million in 2005, and was calculated based upon a discount rate of 5.8%, medical inflation rate range grading down from 11.0% to 5.0% per annum over time, and a number of other actuarial assumptions. The discount rates utilized for determining future benefit obligations are based on the yields on high quality fixed income investments. The weighted average discount rate determined on this basis has remained constant at 5.8% for 2005 and 2004.

The Company estimates that its postretirement medical expense will be approximately $3.7 million in 2006. This estimate is based on a discount rate of 5.6% and medical inflation range grading down from 11.0% to 5.0% per annum over time. Future actual postretirement medical expense will depend on changes in future discount rates and assumed health care cost trend rates, as well as other factors related to the populations participating in the plan.

Results of Operations

The following tables set forth information regarding net sales, operating income, and other information from the Company’s consolidated statements of operations.

	HM PUBLISHING
	Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Net sales
K-12 Publishing	$925.5	$849.8	$848.4
College Publishing	228.3	220.9	226.1
Trade and Reference Publishing	128.3	148.2	125.1
Other	—	—	—

Total net sales	1,282.1	1,218.9	1,199.6

Cost of sales excluding pre-publication and publishing rights amortization	516.0	513.6	489.9
Pre-publication and publishing rights amortization	185.3	178.6	161.3

Cost of sales	701.3	692.2	651.2
Selling and administrative	517.1	501.0	498.1
Intangible asset amortization	4.3	3.7	0.4
Operating income	59.4	21.9	49.9
Net interest expense	(132.3)	(128.0)	(117.1)
Debt extinguishment costs	—	—	(48.4)
Other income	—	0.2	—
Income tax benefit	(16.7)	(38.7)	(42.4)

Loss from continuing operations	(56.3)	(67.2)	(73.3)
Loss from discontinued operations, net of tax	(5.8)	(3.2)	(1.4)

Net loss available to common shareholders	$(62.0)	$(70.4)	$(74.7)

	HM PUBLISHING
	Years Ended December 31,
	2005	2004	2003
	(as a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	40.2	42.1	40.8
Pre-publication and publishing rights amortization	14.5	14.7	13.4
Cost of sales	54.7	56.8	54.3
Selling and administrative	40.3	41.1	41.5
Intangible asset amortization	0.3	0.3	—
Operating income	4.6	1.8	4.2
Net interest expense	(10.3)	(10.5)	(9.8)
Debt extinguishment costs	—	—	(4.0)
Income tax benefit	(1.3)	(3.2)	(3.5)
Loss from continuing operations	(4.4)	(5.5)	(6.1)
Loss from discontinued operations, net of tax	(0.5)	(0.3)	(0.1)
Net loss available to common shareholders	(4.8)%	(5.8)%	(6.2)%

Results of Operations (Continued)

	HOUGHTON MIFFLIN COMPANY
	Years Ended December 31,
	2005	2004	2003
	(dollars in millions)
Net sales:
K-12 Publishing	$925.5	$849.8	$848.4
College Publishing	228.3	220.9	226.1
Trade and Reference Publishing	128.3	148.2	125.1
Other	—	—	—

Total net sales	1,282.1	1,218.9	1,199.6

Cost of sales excluding pre-publication and publishing rights amortization	516.0	513.6	489.9
Pre-publication and publishing rights amortization	185.3	178.6	161.3

Cost of sales	701.3	692.2	651.2
Selling and administrative	517.1	501.0	498.1
Intangible asset amortization	4.3	3.7	0.4
Operating income	59.4	21.9	49.9
Net interest expense	(111.2)	(109.2)	(112.6)
Debt extinguishment costs	—	—	(48.4)
Other income	—	0.2	—
Income tax benefit	(9.3)	(32.4)	(41.0)

Loss from continuing operations	(42.5)	(54.6)	(70.2)
Loss from discontinued operations, net of tax	(5.8)	(3.2)	(1.4)

Net loss available to common shareholders	$(48.3)	$(57.8)	$(71.6)

	HOUGHTON MIFFLIN COMPANY
	Years Ended December 31,
	2005	2004	2003
	(as a percentage of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	40.2	42.1	40.8
Pre-publication and publishing rights amortization	14.5	14.7	13.4
Cost of sales	54.7	56.8	54.3
Selling and administrative	40.3	41.1	41.5
Intangible asset amortization	0.3	0.3	—
Operating income	4.6	1.8	4.2
Net interest expense	(8.7)	(9.0)	(9.4)
Debt extinguishment costs	—	—	(4.0)
Income tax benefit	(0.7)	(2.7)	(3.4)
Loss from continuing operations	(3.3)	(4.5)	(5.9)
Loss from discontinued operations, net of tax	(0.5)	(0.3)	(0.1)
Net loss available to common shareholders	(3.8)%	(4.7)%	(6.0)%

Results of Operations—Consolidated

Net Sales

The Company’s net sales for the year ended December 31, 2005 increased $63.2 million, or 5.2%, to $1,282.1 million from $1,218.9 million in the same period for 2004. The increase in 2005 was primarily due to strong results in the K-12 Publishing segment from state adoptions at both the elementary and middle and high school levels, offset by the expected decline in the Trade and Reference Division’s sales from 2004. Significant sales in 2005 included elementary reading, social studies and math programs, and secondary social studies and science programs.

The Company’s net sales for the year ended December 31, 2004 increased $19.3 million, or 1.6%, to $1,218.9 million from $1,199.6 million in the same period for 2003. The increase was most notably the result of the Trade and Reference Division’s higher sales of adult, cookbook, and children’s titles in 2004.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization for the year ended December 31, 2005 increased $2.4 million, or 0.5%, to $516.0 million from $513.6 million for the same period in 2004. The higher cost of sales was the result of increased investments in editorial costs of $3.9 million, and $10.1 million of increased implementation costs, substantially offset by lower manufacturing costs. As a percentage of net sales, cost of sales decreased to 40.2% in 2005, from 42.1% in 2004 due to better management of paper, printing, and binding costs in 2005.

The Company’s cost of sales excluding pre-publication and publishing rights amortization for the year ended December 31, 2004 increased $23.7 million, or 4.8%, to $513.6 million from $489.9 million for the same period in 2003. The higher cost of sales was the result of increases in editorial and production costs of $27.4 million, partially offset by decreased implementation costs of $6.5 million. The increases in editorial and production costs related to new product development for adoption years 2005 through 2009 and resulted in a higher cost of sales as a percentage of net sales of 42.1% in 2004, compared to 40.8% in 2003.

Pre-publication and Publishing Rights Amortization

The Company’s pre-publication and publishing rights amortization for the year ended December 31, 2005 increased $6.7 million, or 3.8%, to $185.3 million from $178.6 million during the same period for 2004. The change is attributable to investments in pre-publication cost that resulted in an increase in pre-publication amortization of $36.1 million, partially offset by lower publishing rights amortization of $28.8 million. As a percentage of net sales, pre-publication and publishing rights amortization decreased to 14.5% in 2005 from 14.7% in 2004.

The Company’s pre-publication and publishing rights amortization for the year ended December 31, 2004 increased $17.3 million, or 10.7%, to $178.6 million from $161.3 million during the same period for 2003. The change was attributable to investments in pre-publication cost that resulted in an increase in pre-publication amortization of $36.5 million, partially offset by lower publishing rights amortization of $17.5 million. As a percentage of net sales, pre-publication and publishing rights amortization increased to 14.7% in 2004 from 13.4% in 2003. This increase was a result of investing in new product development and resulted in the amortization of such costs being greater than the increase in net sales in 2004.

Selling and Administrative Expenses

The Company’s selling and administrative expenses for the year ended December 31, 2005 increased $16.1 million, or 3.2%, to $517.1 million from $501.0 million during the same period for 2004. The increase is primarily a result of higher selling and marketing costs of $21.4 million, and increased fulfillment expenses of $4.8 million, offset by decreased administrative expenses. As a percentage of net sales, selling and administrative expenses decreased to 40.3% in 2005 from 41.1% in 2004.

The Company’s selling and administrative expenses for the year ended December 31, 2004 increased $2.9 million, or 0.6%, to $501.0 million from $498.1 million during the same period for 2003. The change was primarily the result of $19.5 million of incremental costs for businesses acquired in the fourth quarter of 2003 and increased selling and marketing costs. These increases were partially offset by a reduction in retention expense of $24.7 million for 2004 as compared to 2003. As a percentage of net sales, selling and administrative expenses decreased to 41.1% in 2004 from 41.5% in 2003.

Intangible Asset Amortization

The Company’s intangible asset amortization for the year ended December 31, 2005 increased $0.6 million, or 16.2%, to $4.3 million from $3.7 million during the same period for 2004. The increase was primarily due to the amortization of publication rights acquired in the third quarter of 2005.

The Company’s intangible asset amortization for the year ended December 31, 2004 increased $3.3 million to $3.7 million from $0.4 million during the same period for 2003. The increase was primarily due to incremental amortization related to the acquisitions in the fourth quarter of 2003 and the accelerated amortization of these intangible assets.

Net Interest Expense

Publishing’s consolidated net interest expense for the year ended December 31, 2005 increased $4.3 million, or 3.4%, to $132.3 million from $128.0 million in 2004. The increase is primarily due to a decrease in interest income from swap agreements of $3.6 million in 2005, as well as incremental interest expense in 2005 from the $265 million senior discount notes, and higher interest rates on the revolving line of credit, partially offset by interest income related to short-term investments in 2005.

Publishing’s consolidated net interest expense for the year ended December 31, 2004 increased $10.9 million, or 9.3%, to $128.0 million from $117.1 million in 2003. The increase was primarily the result of the accretion of debt issued by Publishing in October 2003 offset slightly by mark-to-market adjustments for, as well as settlements of, a portion of the interest rate swaps.

Houghton Mifflin’s net interest expense for the year ended December 31, 2005 increased $2.0 million, or 1.8% to $111.2 million from $109.2 million in the same period for 2004. The increase compared to the prior year is primarily due to the $3.6 million of incremental interest income recognized from swap agreements in 2004, offset by interest income related to short-term investments in 2005.

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

Income Taxes

The Company has incurred losses subsequent to the Acquisition primarily as a result of significantly increased interest expense related to debt financing. The Company recorded significant deferred tax liabilities as a result of purchase accounting for the Acquisition with respect to book-tax differences for identifiable intangible assets. There was no step-up in tax basis for these assets and, accordingly, there is no expected future tax deductibility for them.

The Company has recorded a tax benefit for the losses incurred in 2005, 2004, and 2003. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers all available positive and negative evidence, including past results, the existence of cumulative losses in recent periods, and the forecast of taxable income for the current year and future years. During the fourth quarter of 2005, which marked the Company’s third consecutive year of taxable losses, management concluded, in light of this negative evidence, it was no longer more likely than not that future taxable income would be available in order to utilize deferred tax assets. Based on that judgment, management evaluated all deferred tax assets based only on whether the reversing of existing deferred tax liabilities would be sufficient in the specific future periods necessary to utilize the deferred tax assets. As a result of this analysis, the Company recorded a non-cash charge of $10.4 million to establish a valuation allowance against deferred tax assets relating to the long-term nature of the payments of future postretirement benefit obligations.

Discontinued Operations

The operating results of Promissor, which was sold in January 2006, are included in discontinued operations for all periods presented. For the year ended December 31, 2005, discontinued operations incurred a loss of $5.8 million, net of tax, compared to a loss of $3.2 million, net of tax, for the comparable period in 2004. Net loss from discontinued operations before taxes was $6.0 million in 2005 and $5.3 million in 2004. The increase in net loss from discontinued operations in 2005 as compared to 2004 is a result of an impairment charge of $5.4 million recorded in 2005 to adjust the carrying value of the Promissor business to its fair value, partially offset by higher net sales in 2005.

For the year ended December 31, 2004, discontinued operations incurred a loss of $3.2 million compared to a loss of $1.4 million for the comparable period in 2003. The loss from discontinued operations in 2003 includes the results of Promissor and Curriculum Advantage, Inc., which was sold on April 1, 2003. Promissor’s net loss in 2004 was $5.3 million before taxes, as compared to $0.2 million in 2003. Curriculum Advantage had a loss before taxes of $2.0 million for the year ended December 31, 2003.

Results of Operations—Segments

	K-12 Publishing	College Publishing	Trade and Reference Publishing	Other	Total
Net Sales
2005	$925.5	$228.3	$128.3	$—	$1,282.1
2004	849.8	220.9	148.2	—	1,218.9
2003	848.4	226.1	125.1	—	1,199.6

Operating Income (loss)
2005	$71.2	$6.1	$(5.9)	$(12.0)	$59.4
2004	40.3	0.4	(0.8)	(18.0)	21.9
2003	65.6	5.0	(5.3)	(15.4)	49.9

K-12 Publishing

The K-12 Publishing segment’s net sales for the year ended December 31, 2005 increased $75.7 million, or 8.9%, to $925.5 million from $849.8 million in the same period for 2004. The School Division had sales from its new social studies program of approximately $29.7 million and higher math sales than in 2004 of approximately $9.6 million. McDougal Littell’s sales increased approximately $33.0 million from 2004, primarily as a result of incremental revenue from adoptions of science and social studies of $8.2 million and $30.2 million, respectively, partially offset by lower math sales. Additionally, Edusoft had increased sales from new bookings in 2005, and Great Source revenue increased due to growth in science and math. These stronger performances were partially offset by decreased sales from Riverside’s state contracts.

The K-12 Publishing segment’s net sales for the year ended December 31, 2004 increased $1.4 million, or 0.2%, to $849.8 million from $848.4 million in the same period for 2003. The School Division’s success with higher math sales of approximately $17 million, Riverside’s success with new state contracts of approximately $12 million, and Edusoft’s incremental net sales of $9.3 million were partially offset by the School Division’s reduced sales opportunities in the California market of approximately $31 million and other marginal decreases in net sales associated with McDougal Littell. McDougal Littell’s success with increased mathematics sales of approximately $41 million was more than offset by significantly reduced sales for social studies of approximately $43 million, all associated with the timing of major adoptions.

The K-12 Publishing segment’s operating income for the year ended December 31, 2005 increased $30.9 million to $71.2 million from $40.3 million for the same period in 2004. The increase was due to higher net sales of $75.7 million, more favorable manufacturing rates, and lower administrative costs, partially offset by higher pre-publication amortization of $27.0 million and higher selling costs of $16.8 million.

The K-12 Publishing segment’s operating income for the year ended December 31, 2004 decreased $25.3 million to $40.3 million from $65.6 million for the same period in 2003. The decrease was primarily due to higher pre-publication amortization of $31.0 million, increased editorial and production costs of $22.3 million, and higher selling costs of $13.7 million, respectively, partially offset by lower implementation costs of $6.5 million, reduced manufacturing costs of $5.9 million, lower employee retention expense of $15.5 million, and the $5.5 million amortization of inventory step-up charge in 2003 as a result of the Acquisition.

College Publishing

The College Publishing segment’s net sales for the year ended December 31, 2005 increased $7.4 million, or 3.3%, to $228.3 million from $220.9 million in the same period for 2004. The increase is primarily due to higher sales of advanced placement products and frontlist titles, including history, modern languages, and Student Success programs, as well as modest pricing increases during the year, partially offset by lower revenues from backlist titles.

The College Publishing segment’s net sales for the year ended December 31, 2004 decreased $5.2 million, or 2.3%, to $220.9 million from $226.1 million in the same period for 2003. The decrease was a result of lower revenue in the domestic higher education market due to lower sales of backlist titles as a result of the used book market. In addition, sales of copyright 2005 product generated less than expected sales volume in 2004.

The College Publishing segment’s operating income for the year ended December 31, 2005 increased $5.7 million to $6.1 million from $0.4 million in 2004. The increase is due to higher gross margin on sales, decreased production costs, and decreased administrative costs, offset by increased selling expenses.

The College Publishing segment’s operating income for the year ended December 31, 2004 decreased $4.6 million to $0.4 million from $5.0 million in 2003. The decrease was primarily due to higher pre-publication amortization of $7.9 million and the lower net sales partially offset by lower employee retention expense of $5.3 million.

Trade and Reference Publishing

The Trade and Reference Publishing segment’s net sales for the year ended December 31, 2005 decreased $19.9 million, or 13.4%, to $128.3 million from $148.2 million in the same period for 2004. The decrease was primarily due to lower sales of titles tied to movie releases, which tend to normalize after the film and media publicity, and lower income from licensing rights in 2005.

The Trade and Reference Publishing segment’s net sales for the year ended December 31, 2004 increased $23.1 million, or 18.5%, to $148.2 million from $125.1 million in the same period for 2003. The increase was primarily due to higher sales of adult books, including The Heart is a Lonely Hunter, The Plot Against America, The Gourmet Cookbook, and children’s titles, including The Polar Express, which had higher sales due to the release of a movie in 2004 based on this children’s classic.

The Trade and Reference Publishing segment’s operating loss increased by $5.1 million to $5.9 million from $0.8 million for the year ended December 31, 2004. The increased loss was mainly due to lower net sales partially offset by lower royalty and selling related costs of $4.1 million and $6.6 million, respectively.

The Trade and Reference Publishing segment’s operating loss decreased by $4.5 million to $0.8 million from $5.3 million for the year ended December 31, 2003. The decreased loss was mainly due to higher net sales partially offset by higher manufacturing, royalty, and marketing costs of $8.4 million, $2.5 million, and $2.6 million, respectively.

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

The Company manages cash on a daily basis and maintains a minimum balance bank account for accounts payable disbursements. As checks are presented for payment, funds are made available. The outstanding checks in excess of funds on deposit in this account are classified on the balance sheet in accounts payable. As of December 31, 2005 and 2004 the outstanding checks totaled $17.4 million and $39.2 million, respectively.

Operating Activities

Net cash provided by continuing operating activities was $190.3 million for the year ended December 31, 2005, a $22.9 million increase, compared to $167.4 million in 2004. The increase in cash provided is impacted by the decrease in loss from continuing operations of $10.9 million and an increase in noncash adjustments to operating cash flow of approximately $8.3 million, which was primarily driven by the increase in depreciation and amortization expense from 2004. In 2005, the decrease in accounts receivable resulted in additional operating cash flow of $10.0 million, due to higher net sales and improved collections. These increases in operating cash flow were offset by a decrease of $18.8 million from accounts payable in part due to the timing of inventory purchases in 2005, and higher royalty payments of $6.6 million in 2005, resulting from the Trade Division’s 2004 sales. Changes in the remaining operating assets and liabilities provided $3.8 million more cash during the year ended December 31, 2005 in comparison to 2004.

Net cash provided by continuing operating activities was $167.4 million for the year ended December 31, 2004, a $13.0 million decrease, compared to $180.4 million in 2003. The 2004 loss includes higher operating costs specific to new product development of $39.4 million for pre-publication amortization and $30.1 million for editorial and production costs, partially offset by an increase in net sales. The net loss in 2003 included debt extinguishment costs of $48.4 million. Changes in deferred and income taxes payable for Publishing and Houghton Mifflin used $3.1 million and $7.9 million less cash, respectively, during the year ended December 31, 2004 in comparison to 2003. The difference between Publishing and Houghton Mifflin is associated with the effective tax rates utilized. Changes in the remaining operating assets and liabilities provided $34.4 million less cash during the year ended December 31, 2004 in comparison to 2003. In 2004, the increase in accounts payable of $19.8 million was partially offset by an inventory increase of $5.4 million.

Investing Activities

Cash used for continuing investing activities was $117.7 million in 2005, a decrease of $50.7 million from the $168.4 million used in 2004. Activity related to the sale of auction rate securities in 2005 generated $54.2 million in cash, compared to a use of cash of $54.2 million in 2004 for purchases of these investments. This increase was partially offset by higher capital spending, including pre-publication costs, of $34.3 million in 2005 and $4.0 million of cash used for the acquisition of publication rights. The increase in capital spending is due to $17.4 million of increased pre-publication expenditures for new product development and $16.9 million of increased property, plant, and equipment expenditures in 2005, primarily due to continued investments in back-office systems, online initiatives, and a new data center. The comparison with 2004 is also impacted by the $19.5 million purchase price adjustment received from Vivendi during 2004.

Cash used for continuing investing activities was $168.4 million in 2004, a decrease of $2.1 million from the $166.3 million used in 2003. Lower acquisition activity of $49.8 million, including restricted cash of $11.4 million, and receipt of a purchase price settlement of $19.5 million from Vivendi related to the Acquisition were partially offset by increased property, plant, and equipment of $18.8 million due to investments in back office functions and new system implementation. Additionally, during 2004, activity related to auction rate securities resulted in the net use of $54.2 million in cash. Year-over-year, the Company invested at approximately the same levels with regard to pre-publication costs.

Financing Activities

For the year ended December 31, 2005 net cash used in financing activities was $0.3 million. During 2005, Houghton Mifflin borrowed and repaid $99.5 million on the senior secured revolving credit facility and repaid short term financing of $0.3 million.

For the year ended December 31, 2004 net cash used in financing activities was $1.0 million. During 2004, Houghton Mifflin borrowed and repaid $62 million on the senior secured revolving credit facility and repaid the balance of the $100.0 million 7.125% senior note due April 1, 2004.

Debt

On October 3, 2003, Publishing sold 11.5% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating initial gross proceeds of $150.9 million, in a private placement. The net proceeds of $145.2 million from this offering were distributed to the equity holders of Holdings as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. At December 31, 2005, the accreted value of these notes was $194.0 million. Publishing is the sole obligor of these notes. Publishing’s notes are structurally subordinated to Houghton Mifflin’s notes.

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

On November 22, 2005, Houghton Mifflin entered into the Second Amendment to the Credit and Guaranty Agreement, which decreased the aggregate amount available for borrowings under the senior secured revolving credit facility (the “Revolver”) to $250 million from $325 million and amended certain financial covenants. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. The Revolver requires Houghton Mifflin to maintain certain interest coverage, leverage, and senior leverage ratios, as defined under the terms of the facility. As of December 31, 2005, Houghton Mifflin had no borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, had $225.3 million available to borrow.

The Revolver includes various financial covenants such as certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization and other adjustments allowed under the terms of the agreement, on a rolling twelve months basis. It also contains customary covenants, including limitations on Houghton Mifflin’s ability to incur debt, and events of default as defined by the agreement. The Revolver also limits Houghton Mifflin’s ability to pay dividends, to make advances, and otherwise engage in intercompany transactions. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital investments. For 2006, the Revolver requires the total leverage ratio to be no greater than 4.5:1; the senior leverage ratio to be no greater than 3.25:1; the interest coverage ratio to be not less than 2.5:1; and the consolidated capital investments to not exceed $190.0 million.

In connection with the Acquisition, Houghton Mifflin incurred a substantial amount of debt. Interest payments on this indebtedness have significantly increased its funding requirements. On January 30, 2003, Houghton Mifflin issued $600.0 million of 8.25% senior notes that mature on February 1, 2011 (the “Senior Notes”) and $400.0 million of 9.875% senior subordinated notes due February 1, 2013 (the “Senior Subordinated Notes”). The Senior Subordinated Notes were priced at 99.22% of the principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes were $974.6 million. The net proceeds from these two financings were used to repay Houghton Mifflin’s $500.0 million senior subordinated bridge loan facility in full, the $275.0 million senior term loan under the Revolver, and repurchase $125.0 million of its 7.0% notes due March 1, 2006.

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

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and the Senior and Senior Subordinated Notes, respectively, as of and for the year ended December 31, 2005.

Contractual Obligations

The following table sets forth consolidated long-term cash contractual obligations as of December 31, 2005:

	Year Ending December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
	(dollars in millions)
Interest on long-term debt	$737.6	$99.8	$99.8	$101.1	$130.3	$130.3	$176.3
7.20% senior secured notes due 2011	150.0	—	—	—	—	—	150.0
8.250% senior notes due 2011	600.0	—	—	—	—	—	600.0
9.875% senior subordinated notes due 2013	400.0	—	—	—	—	—	400.0
11.50% senior discount notes due 2013	265.0	—	—	—	—	—	265.0
Operating leases (a)	127.4	25.2	19.8	20.6	19.9	20.3	21.6
Management fees (b)	33.8	5.0	5.0	5.0	5.0	5.0	8.8
Purchase obligations (c)	22.2	10.7	5.6	3.3	2.6	—	—

Total cash contractual obligations	$2,336.0	$140.7	$130.2	$130.0	$157.8	$155.6	$1,621.7

(a)	Represents minimum lease payments under non-cancelable operating leases.
(b)	Represents a management fee that Houghton Mifflin pays annually to the Sponsors. Under the terms of the arrangement, the management fee expires in 2012.
(c)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding. These goods and services consist primarily of author advances, subcontractor expenses, information technology licenses, and outsourcing arrangements.

In addition to the payments described above, Houghton Mifflin has employee benefit obligations that require future payments. For example, Houghton Mifflin expects to make a $20.0 million cash contribution to its qualified defined pension plans in 2006, although it is not obligated to do so. Houghton Mifflin expects to make payments of $0.8 million in 2006 related to its restructuring plans. Based on current expectations of the formula and exceptions under the indentures, the Company believes that Houghton Mifflin will be able to distribute cash to Publishing to meet its cash interest obligations on the notes when they are due and payable commencing in 2009.

Off-Balance Sheet Transactions

The Company does not have any off-balance-sheet financial instruments and is not party to any off-balance sheet transactions.

Restructuring

The following table sets forth the activity in restructuring reserves for the year ended December 31, 2005.

	Facilities	Workforce Related	Other	Total
Balance as of December 31, 2003	689	10,730	359	11,778
Utilization	(208)	(3,701)	(359)	(4,268)
Adjustment to goodwill	—	(3,000)	—	(3,000)

Balance as of December 31, 2004	$481	$4,029	$—	$4,510

Utilization	(481)	(3,207)	—	(3,688)

Balance as of December 31, 2005	$0	$822	$—	$822

In 2001, at the time of Vivendi’s acquisition of Houghton Mifflin, Vivendi developed and approved a plan to restructure the Company’s operations. As of the date of the Acquisition, management of Holdings validated certain of the restructuring plans formulated during the predecessor ownership and identified additional plans, the benefits of which were considered in the pre-acquisition business case. The new plans included further consolidation of the K-12 business operations and corresponding workforce reductions. During 2004, the adjustment to goodwill was the result of a re-evaluation of the restructuring reserve established at the Acquisition date.

As of December 31, 2005, severance costs of approximately $0.8 million remain accrued under this plan and are classified as other current liabilities. These payments are expected to be completed in 2006.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” In annual periods beginning after June 15, 2005, SFAS No. 123R eliminates the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion (“APB”) No. 25. SFAS No. 123R requires companies to record in their Statement of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. The Company adopted SFAS No. 123R beginning in the first quarter of 2006, as required, using the “Modified Prospective” method, and will not restate prior periods for the adoption of SFAS No. 123R. Prior to 2006, the Company disclosed pro-forma net loss in accordance with SFAS No. 123 and SFAS No. 148. Under SFAS No. 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. Based on options outstanding as of December 31, 2005, the Company expects to record expense of approximately $1.0 million in 2006 as a result of adopting this pronouncement. This estimate will change if additional options are granted in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” to improve financial reporting and global comparability of inventory accounting. The amendment clarifies that inventory related expenses, such as idle facility expense, excessive spoilage, double freight, and rehandling cost should be recognized as current period charges. The guidance is effective for inventory costs incurred beginning in fiscal year 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial condition or result of operations.

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

This Form 10-K includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith, and it is believed there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs, and norm-referenced and criterion-referenced testing; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and the Company’s share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those which could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly published titles and new electronic products; (x) the effect of fluctuations in raw material prices, particularly paper; (xi) the ability of the Assessment Division to enter into new agreements for testing services and generate net sales growth; (xii) delays and unanticipated expenses in developing new programs and other products; (xiii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiv) the potential for damages and fines resulting from errors in scoring high-stakes tests; (xv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xvi) the risk that the Company’s well-known authors will depart and write for competitors; (xvii) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xviii) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Outlook

The Company expects the education marketplace to undergo a substantial shift, beginning in 2007, as the adoption market begins to expand through 2009. Several states are expected to buy education materials in Houghton Mifflin’s core disciplines in 2006, and the overall market is expected to increase slightly from 2005. With an estimated addressable market of approximately $600 million, the Company expects net sales to increase in the low single digit percent range over 2005.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to certain market risks as part of its on-going business operations. The Company’s primary exposure following consummation of the Acquisition include changes in interest rates as borrowings under its Revolver bear interest at floating rates based on the London InterBank Offered Rate or prime rate, in each case plus an applicable borrowing margin. The Company manages its interest rate risk by balancing the amount of fixed rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Up to $250.0 million of floating-rate borrowings are available under the Revolver subject to borrowing base limitations. At December 31, 2005, there were no borrowings outstanding under the Revolver. Interest paid on borrowings under the Revolver, subsequently repaid, in the year ended December 31, 2005, totaled $1.4 million. Consequently, a 10% change in market interest rate percentages would have no material impact on the results of operations.

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

The fair value of the Company’s debt instruments at December 31, 2005 was as follows:

Fair value $ million
Houghton Mifflin:
$150 million 7.2% notes due 2011	$155.8
$600 million 8.25% notes due 2011	624.0
$400 million 9.875% notes due 2013	430.0
Other	—

1,209.8
Publishing:
$265 million 11.5% notes due 2013	204.1

Total	$1,413.9

Most of the Company’s sales are denominated in U.S. dollars; thus its financial results are not subject to any material foreign currency exchange risks. A 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material impact on the Company’s results of operations.

Item 8. Financial Statements

HM Publishing Corp. and

Houghton Mifflin Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of HM Publishing Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of HM Publishing Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of operations and cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits of these financial statements provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

of Houghton Mifflin Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Houghton Mifflin Company and its subsidiaries at December 31, 2005 and 2004, and the results of operations and cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits of these financial statements provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2006

HM PUBLISHING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net sales	$1,282,067	$1,218,889	$1,199,600
Costs and expenses
Cost of sales excluding pre-publication and publishing rights amortization	516,046	513,613	489,902
Pre-publication and publishing rights amortization	185,297	178,610	161,324

Cost of sales	701,343	692,223	651,226
Selling and administrative	517,115	501,001	498,100
Other intangible asset amortization	4,256	3,724	370

	1,222,714	1,196,948	1,149,696

Operating income	59,353	21,941	49,904

Other income (expense)
Net interest expense	(132,341)	(127,993)	(117,079)
Debt extinguishment costs	—	—	(48,427)
Other income (expense)	10	184	(39)

	(132,331)	(127,809)	(165,545)

Loss from continuing operations before taxes	(72,978)	(105,868)	(115,641)
Income tax benefit	(16,726)	(38,680)	(42,374)

Loss from continuing operations	(56,252)	(67,188)	(73,267)
Loss from discontinued operations, net of tax	(5,788)	(3,198)	(1,395)

Net loss	$(62,040)	$(70,386)	$(74,662)

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net Sales	$1,282,067	$1,218,889	$1,199,600
Costs and expenses
Cost of sales excluding pre-publication and publishing rights amortization	516,046	513,613	489,902
Pre-publication and publishing rights amortization	185,297	178,610	161,324

Cost of sales	701,343	692,223	651,226
Selling and administrative	517,115	501,001	498,100
Other intangible asset amortization	4,256	3,724	370

	1,222,714	1,196,948	1,149,696

Operating income	59,353	21,941	49,904

Other income (expense)
Net interest expense	(111,226)	(109,165)	(112,639)
Debt extinguishment cost		—	(48,427)
Other income (expense)	10	184	(39)

	(111,216)	(108,981)	(161,105)

Loss from continuing operations before taxes	(51,863)	(87,040)	(111,201)
Income tax benefit	(9,339)	(32,391)	(40,953)

Loss from continuing operations	(42,524)	(54,649)	(70,248)
Loss from discontinued operations, net of tax	(5,788)	(3,198)	(1,395)

Net loss	$(48,312)	$(57,847)	$(71,643)

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	HM PUBLISHING CORP. December 31,		HOUGHTON MIFFLIN COMPANY December 31,
	2005	2004	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$227,068	$148,120	$227,068	$148,120
Short-term investments	—	54,200	—	54,200
Accounts receivable, net of allowance for bad debts and book returns of $34,309 in 2005 and $37,316 in 2004	175,030	188,655	175,030	188,655
Inventories	175,148	167,660	175,148	167,660
Deferred income taxes	67,964	60,569	68,398	60,962
Prepaid expenses and other current assets	9,038	18,850	9,038	18,850
Current assets from discontinued operations	55,184	7,788	55,184	7,788

Total current assets	709,432	645,842	709,866	646,235

Property, plant, and equipment, net	123,196	103,138	123,196	103,138
Pre-publication costs	174,335	148,642	174,335	148,642
Royalty advances to authors, net of allowance of $50,202 in 2005 and $45,968 in 2004	27,533	26,605	27,533	26,605
Goodwill	590,004	589,026	590,004	589,026
Other intangible assets	619,021	715,106	619,021	715,106
Other assets and long-term receivables	59,251	70,840	54,400	65,396
Non-current assets from discontinued operations	—	56,322	—	56,322

Total assets	$2,302,772	$2,355,521	$2,298,355	$2,350,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$7	$44	$7	$44
Accounts payable	92,245	91,549	92,245	91,549
Due to parent	4,364	4,284	5,001	4,920
Royalties payable	62,195	64,944	62,195	64,944
Salaries, wages, and commissions payable	59,732	60,801	59,732	60,801
Interest payable	40,238	40,271	40,238	40,271
Other	71,640	74,859	70,519	73,739
Current liabilities from discontinued operations	13,311	7,763	13,311	7,763

Total current liabilities	343,732	344,515	343,248	344,031

Long-term debt	1,332,569	1,309,983	1,138,576	1,136,512
Royalties payable	507	1,036	507	1,036
Accrued pension benefits	57,314	58,791	57,314	58,791
Accrued postretirement benefits	57,480	56,103	57,480	56,103
Deferred income taxes	221,755	229,542	237,286	237,645
Other	29,973	26,948	29,973	26,948
Non-current liabilities from discontinued operations	—	2,826	—	2,826

Total liabilities	2,043,330	2,029,744	1,864,384	1,863,892

Commitments and contingencies

Stockholder’s equity
Common stock, $1 par value; 1,000 shares authorized, issued, and outstanding at December 31, 2005 and 2004	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(207,088)	(145,048)	(177,802)	(129,490)
Other comprehensive income (loss)	(3,227)	1,068	(3,227)	1,068

Total stockholder’s equity	259,442	325,777	433,971	486,578

Total liabilities and stockholder’s equity	$2,302,772	$2,355,521	$2,298,355	$2,350,470

See accompanying Notes to Consolidated Financial Statements

HM PUBLISHING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash flows provided by operating activities
Net Loss	$(62,040)	$(70,386)	$(74,662)
Loss from discontinued operations	(5,788)	(3,198)	(1,395)

Loss from continuing operations	(56,252)	(67,188)	(73,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense	20,789	19,747	4,291
Depreciation and amortization expense	225,614	218,410	187,748
Amortization of debt discount and deferred financing costs	10,619	10,534	41,312
Deferred income taxes	(15,182)	(40,432)	(43,454)
Changes in operating assets and liabilities:
Accounts receivable	13,190	3,227	(15,150)
Inventories	(7,710)	(5,385)	36,434
Accounts payable	966	19,806	(8,764)
Royalties, net	(4,206)	2,405	(1,184)
Other, net	2,438	6,270	52,478

Net cash provided by continuing operating activities	190,266	167,394	180,444
Net cash provided by discontinued operating activities	7,825	1,532	3,570

Net cash provided by operating activities	198,091	168,926	184,014

Cash flows used in investing activities
Purchases of short-term investments	(58,075)	(145,100)	—
Proceeds from sales of short-term investments	112,275	90,900	—
Pre-publication costs	(111,297)	(93,923)	(95,610)
Additions to property, plant, and equipment	(56,628)	(39,680)	(20,860)
Acquisition of publication rights	(4,000)	—	—
Purchase price adjustment received from Vivendi Universal S.A.	—	19,500	—
Acquisition of businesses, net of cash acquired	—	(92)	(38,459)
Restricted cash held for acquisition of business assets	—	—	(11,400)

Net cash used in continuing investing activities	(117,725)	(168,395)	(166,329)
Net cash used in discontinued investing activities	(2,860)	(7,344)	(4,927)

Net cash used in investing activities	(120,585)	(175,739)	(171,256)

HM PUBLISHING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(In thousands of dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash flows provided by (used in) financing activities
Borrowings under revolving credit facility	99,500	62,000	—
Payment of revolving credit facility	(99,500)	(62,000)	—
Return of capital on common stock	—	—	(145,243)
Dividends paid on redeemable preferred stock	—	—	—
Transaction costs paid on behalf of parent	—	—	(7,258)
Repayment of short-term financing	(33)	—	(137)
Proceeds from the issuance of long-term financing	—	—	1,119,860
Payment of long-term financing	—	(1,002)	(899,136)

Net cash provided by (used in) continuing financing activities	(33)	(1,002)	68,086
Net cash used in discontinued financing activities	—	—	—

Net cash provided by (used in) financing activities	(33)	(1,002)	68,086
Effect of exchange rates on cash balances	(77)	80	453

Increase (decrease) in cash and cash equivalents	$77,396	$(7,735)	$81,297

Cash and cash equivalents at January 1	$148,120	$153,879	$74,194
Cash and cash equivalents of discontinued operations at January 1	3,238	5,214	3,602
Net increase (decrease) in cash and cash equivalents	77,396	(7,735)	81,297
Less: Cash and cash equivalents of discontinued operations at December 31	(1,686)	(3,238)	(5,214)

Cash and cash equivalents at December 31	$227,068	$148,120	$153,879

Supplementary disclosure of cash flow information:
Income taxes paid	$2,075	$4,648	$5,192
Interest paid	$104,334	$98,887	$71,837

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash flows provided by operating activities
Net Loss	$(48,312)	$(57,847)	$(71,643)
Loss from discontinued operations	(5,788)	(3,198)	(1,395)

Loss from continuing operations	$(42,524)	$(54,649)	$(70,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	225,614	218,410	187,748
Non-cash interest expense	267	1,511	—
Amortization of debt discount and deferred financing costs	10,026	9,942	41,164
Deferred income taxes	(7,795)	(34,143)	(42,034)
Changes in operating assets and liabilities:
Accounts receivable	13,190	3,227	(15,150)
Inventories	(7,710)	(5,385)	36,434
Accounts payable	966	19,806	(8,764)
Royalties, net	(4,206)	2,405	(1,184)
Other, net	2,438	6,270	52,478

Net cash provided by continuing operating activities	190,266	167,394	180,444
Net cash provided by discontinued operating activities	7,825	1,532	3,570

Net cash provided by operating activities	198,091	168,926	184,014

Cash flows used in investing activities
Purchases of short-term investments	(58,075)	(145,100)	—
Proceeds from sales of short-term investments	112,275	90,900	—
Pre-publication costs	(111,297)	(93,923)	(95,610)
Additions to property, plant, and equipment	(56,628)	(39,680)	(20,860)
Acquisition of publication rights	(4,000)
Purchase price adjustment received from Vivendi Universal S.A.	—	19,500	—
Acquisition of businesses, net of cash acquired	—	(92)	(38,459)
Restricted cash held for acquisition of business assets	—	—	(11,400)

Net cash used in continuing investing activities	(117,725)	(168,395)	(166,329)
Net cash used in discontinued investing activities	(2,860)	(7,344)	(4,927)

Net cash used in investing activities	(120,585)	(175,739)	(171,256)

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash flows provided by (used in) financing activities
Borrowings under revolving credit facility	99,500	62,000	—
Payment of revolving credit facility	(99,500)	(62,000)	—
Dividends paid on redeemable preferred stock	—	—	—
Transaction costs paid on behalf of parent	—	—	(7,258)
Repayment of short-term financing	(33)	—	(137)
Proceeds from the issuance of long-term financing	—	—	974,617
Payment of long-term financing	—	(1,002)	(899,136)

Net cash provided by (used in) continuing financing activities	(33)	(1,002)	68,086
Net cash used in discontinued financing activities	—	—	—

Net cash provided by (used in) financing activities	(33)	(1,002)	68,086
Effect of exchange rates on cash balances	(77)	80	453

Increase (decrease) in cash and cash equivalents	77,396	(7,735)	81,297

Cash and cash equivalents at January 1	$148,120	$153,879	$74,194
Cash and cash equivalents of discontinued operations at January 1	3,238	5,214	3,602
Net increase (decrease) in cash and cash equivalents	77,396	(7,735)	81,297
Less: Cash and cash equivalents of discontinued operations at December 31	(1,686)	(3,238)	(5,214)

Cash and cash equivalents at December 31	$227,068	$148,120	$153,879

Supplementary disclosure of cash flow information:
Income taxes paid	$2,075	$4,648	$5,192
Interest paid	$104,334	$98,887	$71,837

See accompanying Notes to Consolidated Financial Statements

HM PUBLISHING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(In thousands of dollars, except per share amounts)

	Common $1 par shares	Stock value amount		Capital in excess of par value		Accumulated deficit	Accumulated other comprehensive income (loss)		Total
Balance at December 31, 2002	1,000		$1		$614,999	$—		$—	$615,000

Comprehensive income (loss):
Net loss	—		—		—	(74,662)		—	(74,662)
Cumulative translation adjustment	—		—		—	—		898	898
Unrealized loss on security	—		—		—	—		(19)	(19)

Total comprehensive income (loss)	—		—		—	(74,662)		879	(73,783)
Return of capital to investors	—		—		(145,243)	—		—	(145,243)

Balance at December 31, 2003	1,000		$1		$469,756	$(74,662)		$879	$395,974

Comprehensive income (loss):
Net loss	—		$—		$—	$(70,386)		$—	$(70,386)
Adjustment of minimum pension liability, net	—		—		—	—		(355)	(355)
Cumulative translation adjustment	—		—		—	—		544	544

Total comprehensive income (loss)	—		—		—	(70,386)		189	(70,197)

Balance at December 31, 2004	1,000		$1		$469,756	$(145,048)		$1,068	$325,777

Comprehensive income (loss):
Net loss		$		$		$(62,040)	$		$(62,040)
Adjustment of minimum pension liability, net								(3,569)	(3,569)
Cumulative translation adjustment								(726)	(726)

Total comprehensive income (loss)						(62,040)		(4,295)	(66,335)

Balance at December 31, 2005	1,000		$1		$469,756	$(207,088)		$(3,227)	$259,442

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(In thousands of dollars, except per share amounts)

	Common $1 par shares	Stock value amount		Capital in excess of par value		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2002	1,000		$1		$614,999	$—	$—	$615,000

Comprehensive income (loss):
Net loss	—		—		—	(71,643)	—	(71,643)
Cumulative translation adjustment	—		—		—	—	898	898
Unrealized loss on security	—		—		—	—	(19)	(19)

Total comprehensive income (loss)	—		—		—	(71,643)	879	(70,764)

Balance at December 31, 2003	1,000		$1		$614,999	$(71,643)	$879	$544,236

Comprehensive income (loss):
Net loss	—		$—		$—	$(57,847)	$—	$(57,847)
Adjustment of minimum pension liability, net	—		—		—	—	(355)	(355)
Cumulative translation adjustment	—		—		—	—	544	544

Total comprehensive income (loss)	—		—		—	(57,847)	189	(57,658)

Balance at December 31, 2004	1,000		$1		$614,999	$(129,490)	$1,068	$486,578

Comprehensive income (loss):
Net loss		$		$		$(48,312)	$—	$(48,312)
Adjustment of minimum pension liability, net							(3,569)	(3,569)
Cumulative translation adjustment							(726)	(726)

Total comprehensive income (loss)						(48,312)	(4,295)	(52,607)

Balance at December 31, 2005	1,000		$1		$614,999	$(177,802)	$(3,227)	$433,971

See accompanying Notes to Consolidated Financial Statements

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of HM Publishing Corp. (“Publishing”) include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The Company’s principal business is publishing.

On December 30, 2002, Houghton Mifflin Holdings, Inc. (“Holdings”), through its wholly owned subsidiary, Versailles Acquisition Corporation, acquired (the “Acquisition”) all of the outstanding shares of Houghton Mifflin from Vivendi Communications North America, Inc., a wholly owned subsidiary of Vivendi Universal, S.A. (“Vivendi”).

Publishing, a wholly owned subsidiary of Holdings, was incorporated on September 12, 2003. Holdings is a company beneficially owned by Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), and the Blackstone Group and its affiliates (“Blackstone”; collectively the “Sponsors”). Holdings contributed its 100% equity interest in Houghton Mifflin to Publishing on September 17, 2003. At the time of this transaction, Publishing had no other assets. As Houghton Mifflin and Publishing were entities organized under the common control of Holdings, the historical consolidated statements of Houghton Mifflin, the predecessor company, became the historical consolidated financial statements of Publishing. No goodwill or other intangible assets arose from this transaction.

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

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, Inc. This sale was completed and all activities of Promissor have ceased during January 2006. Effective December 2005, the Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company has elected to present dual consolidated financial statements. Publishing conducts all of its operating activities through Houghton Mifflin. The financial statements of Publishing include the financial position and results of operations of Houghton Mifflin, as well as incremental senior discount notes issued by Publishing, and related interest expense. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

(2) Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements of Publishing include the accounts of Publishing, its wholly owned subsidiary Houghton Mifflin, and Houghton Mifflin’s subsidiaries. The consolidated financial statements of Houghton Mifflin include the accounts of Houghton Mifflin and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates and assumptions including, but not limited to, book returns, allowance for bad debts, recoverability of advances to authors, valuation and recoverability of inventory, depreciation and amortization periods, recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, other identified intangibles, and goodwill, as well as deferred revenue, income taxes, restructurings, pensions and other postretirement benefits, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current period presentation for comparability purposes. The Company revised its consolidated statements of cash flows for the year ended December 31, 2003 to reconcile Net loss to Net cash provided by operating activities. Previously, the Company reconciled Net loss from continuing operations to Net cash provided by operating activities. This matter did not change any of the account balances on the accompanying consolidated balance sheets, consolidated statements of operations, or the net increase in cash and cash equivalents included in our consolidated statements of cash flows for the year ended December 31, 2003.

Revenue Recognition:

The Company derives revenue primarily from the sale of textbooks and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, and software, and services that include test development, test scoring, and training.

Revenues from textbooks and instructional materials, trade books, reference materials, assessment materials, and multimedia instructional programs are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped, title and risk of loss have transferred to the customer, all significant obligations have been performed, and collection is reasonably assured. The Company enters into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the initial sale. For these arrangements, fair value is determined for all elements and the relative fair value of revenue for items to be delivered after the initial sale is deferred until such time as the items are delivered. As products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale, based on historical experience. Textbooks shipped from depository locations are recorded one month in arrears based on information received from the depositories. Shipping and handling fees are included in net sales. Costs incurred for shipping and handling are included in cost of sales.

License fees for software products without future obligations are recognized upon delivery. Certain contracts include software and ongoing fees for maintenance and other support. If vendor specific objective evidence of the fair value of each element of the arrangement exists, the elements of the contract are unbundled and the revenue for each element is recognized as appropriate.

Revenues for test delivery, test scoring, and training are recognized when the services have been completed, the fee is fixed and determinable, and collection is reasonably assured. Revenues for fixed-priced contracts that

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

require significant test development are recognized as the services are provided. Differences between what has been billed and what has been recognized as revenue is recorded as deferred revenue. Losses on such contracts are recognized when they become known.

The Company enters into agreements to license certain book publishing rights and content. The Company recognizes revenue on such arrangements in accordance with the license agreements, when all materials have been delivered to the customer, and collection is reasonably assured.

Advertising Costs:

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $6.3 million, $9.8 million, and $7.1 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Inventories:

Inventories are stated at the lower of weighted average cost or market. The level of obsolete and excess inventory is calculated on a program or title level by comparing the number of units in stock with the expected future demand. Based on this review, any excess stock is reserved as appropriate.

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

Depreciation on property, plant, and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives of property, plant, and equipment are as follows:

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

Pre-Publication Costs:

The Company capitalizes the art, prepress, and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). The costs to write manuscripts are expensed as incurred. Pre-publication costs are amortized from the year of copyright, or sale if earlier, over three to five years using the sum-of-the-years-digits method. This policy is used by all divisions, except for the Trade and Reference Division’s non-reference publications, which are expensed as incurred, and the Assessment Division, which uses the straight-line amortization method. The amortization methods and periods chosen best reflect the expected sales generated from individual titles or programs. The Company evaluates the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Amortization expense related to pre-publication costs was $87.0 million, $50.9 million, and $14.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Goodwill, Publishing Rights, and Other Intangible Assets:

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks, acquired publishing rights, and non-compete agreements. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. With regard to goodwill, the Company tests for impairment annually on an implied residual basis by deducting the fair value of all assets and liabilities from the total estimated fair value of each reporting unit to determine the implied fair value of goodwill. Impairment recognized is measured by the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill. The Company estimates total fair value of reporting units using discounted cash flow analysis, and makes assumptions regarding future revenues, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows, and the terminal value of the reporting unit. With regard to other intangibles with indefinite lives, the Company determines the fair value by asset, which is then compared to its carrying value. The Company completed its annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2005 and determined that no impairments existed.

A publishing right allows the Company to publish and republish existing and future works as well as create new works based on previously published materials. The Company determines the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. The Company calculates amortization using the percentage of the

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before taxes over the remaining useful life. Acquired publication rights, as well as customer-related intangibles with definitive lives are amortized on an accelerated basis over periods ranging from 2-18 years.

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

Income Taxes:

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

The Company has recorded a tax benefit for the losses incurred in 2005 and 2004. The recoverability of Houghton Mifflin’s taxable losses is adequately covered by existing taxable temporary differences that reverse before the expiration of the loss carry forward period allowed by law. Based on management’s assessment of historical pre-tax losses and the fact that it does not anticipate sufficient taxable income in the near term to assure utilization of certain deferred tax assets, the Company has recorded a valuation allowance at December 31, 2005 of $10.4 million. This valuation allowance was recorded against deferred tax assets relating to the long-term nature of the payment of future post-retirement benefit obligations.

Stock-Based Compensation:

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock-based compensation. Under this method, compensation expense for employee rewards is recorded only if the fair value of the underlying stock exceeds the exercise price of the option granted on the date of grant. To date, there has been no compensation costs for any stock-based awards.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The following table illustrates the effect on net loss as if Publishing had determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net loss available to common stockholder	$(62,040)	$(70,386)	$(74,662)
Deduct: Stock compensation expense, net of related tax effects	(550)	(317)	(26)

Pro forma net loss	$(62,590)	$(70,703)	$(74,688)

The following table illustrates the effect on net loss as if Houghton Mifflin had determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net loss available to common stockholder	$(48,312)	$(57,847)	$(71,643)
Deduct: Stock compensation expense, net of related tax effects	(550)	(317)	(26)

Pro forma net loss	$(48,862)	$(58,164)	$(71,669)

Comprehensive Income:

Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on the consolidated statement of stockholder’s equity relate to the cumulative effect of minimum pension liabilities and translation adjustments.

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

Financial Instruments:

The Company may use swap contracts to manage its interest expense. The use of these financial instruments is intended to reduce the interest cost to the Company. The Company assesses at inception, and quarterly thereafter, whether the financial instruments that are used in hedged transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. The swaps are recorded in the consolidated balance sheet at fair value as other assets or liabilities. Changes in the fair value of these swaps are recorded as interest income or expense in the consolidated statement of operations. As of December 31, 2005, the Company has no outstanding swap agreements. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” In annual periods beginning after June 15, 2005, SFAS No. 123R eliminates the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion (“APB”) No. 25. SFAS No. 123R requires companies to record in their Statement of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. The Company adopted SFAS No. 123R beginning in the first quarter of 2006, as required, using the “Modified Prospective” method, and will not restate prior periods for the adoption of SFAS No. 123R. Prior to 2006, the Company disclosed pro-forma net loss in accordance with SFAS No. 123 and SFAS No. 148. Under SFAS No. 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. Based on options outstanding as of December 31, 2005, the Company expects to record expense of approximately $1.0 million in 2006 as a result of adopting this pronouncement. This estimate will change if additional options are granted in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4,” to improve financial reporting and global comparability of inventory accounting. The amendment clarifies that inventory related expenses, such as idle facility expense, excessive spoilage, double freight, and rehandling cost should be recognized as current period charges. The guidance is effective for inventory costs incurred beginning in fiscal year 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial condition or result of operations.

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

Current assets	$4,554
Property, plant, and equipment	82
Other long-term assets	74
Goodwill	9,037
Other identified intangible assets	6,222
Current liabilities	(5,572)
Other liabilities	(1,611)

Purchase price	$12,786

(4) Restructuring

The following analysis sets forth the significant components of the restructuring reserves and the related activity:

	Facilities	Workforce Related	Other	Total
Balance as of December 31, 2003	689	10,730	359	11,778
Utilization	(208)	(3,701)	(359)	(4,268)
Adjustment to goodwill	—	(3,000)	—	(3,000)

Balance as of December 31, 2004	$481	$4,029	$—	$4,510

Utilization	(481)	(3,207)	—	(3,688)

Balance as of December 31, 2005	$0	$822	$—	$822

In 2001, at the time of Vivendi’s acquisition of Houghton Mifflin (the “Vivendi Purchase”), Vivendi developed and approved a plan to restructure the Company’s operations. As of the date of the Acquisition, management of Holdings validated certain of the restructuring plans formulated during the predecessor ownership and identified additional plans, the benefits of which were considered in the pre-acquisition business case. The new plans included further consolidation of the K-12 business operations and corresponding workforce reductions. During 2004, the adjustment to goodwill was the result of a re-evaluation of the restructuring reserve established at the Acquisition date.

As of December 31, 2005, severance costs of approximately $0.8 million remain accrued under this plan and are classified as other current liabilities. These payments are expected to be completed in 2006.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

(5) Discontinued Operations

On January 23, 2006, Houghton Mifflin sold Promissor, Inc. for cash proceeds of $42.0 million. The results from operations and cash flows of Promissor, Inc. have been segregated and classified as discontinued operations in the accompanying financial statements. As a result of the sale, the Company recorded an impairment charge of $5.4 million in 2005 to adjust the carrying value of the Promissor business to its fair value. This charge has been reflected in the net loss from discontinued operations for the year ended December 31, 2005. Promissor, Inc. had net sales of $68.0 million, $64.0 million and $64.0 million and loss before taxes of $6.0 million, $5.3 million and $0.2 million in the years ended December 31, 2005, 2004 and 2003, respectively.

On April 1, 2003, Houghton Mifflin disposed of Curriculum Advantage, Inc. The results from operations and cash flows of Curriculum Advantage, Inc. have been segregated and classified as discontinued operations in the accompanying financial statements, through closing on April 1, 2003, and reflect the cash proceeds received at closing as net cash provided by discontinued investing activities for the year ended December 31, 2003.

(6) Balance Sheet Information

Inventories:

Inventories, net of applicable reserves, at December 31, 2005 and 2004 consist of the following:

	2005	2004
Finished goods	$160,416	$152,905
Raw materials	14,732	14,755

Inventory, net	$175,148	$167,660

Property, Plant, and Equipment:

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2005 and 2004 are as follows:

	2005	2004
Land and land improvements	$4,796	$4,796
Building and building equipment	10,674	10,715
Machinery and equipment	62,584	48,244
Capitalized software	117,858	79,317
Leasehold improvements	16,512	10,543

Total	212,424	153,615
Less: accumulated depreciation and amortization	(89,228)	(50,477)

Property, plant, and equipment, net	$123,196	$103,138

Depreciation and amortization expense for the year ended December 31, 2005 was $36.1 million. Depreciation and amortization expense was $36.1 million for the year ended December 31, 2004, including amortization of equipment under capital lease of $0.2 million. Depreciation and amortization expense for the

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

year ended December 31, 2003 was $28.4 million, including amortization of equipment under capital lease of $0.5 million. Machinery and equipment includes equipment under capital lease in the amount of $0.3 million at December 31, 2004. There was no machinery and equipment under capital lease at December 31, 2005.

Rabbi Trust:

The Company maintains a Rabbi Trust for the purposes of funding certain compensation and benefit plan obligations made available to its senior executives and former directors in connection with the following plans: directors retirement, deferred compensation, supplemental executive retirement, and supplemental savings. As of December 31, 2005 and 2004, the Company’s balance in the Rabbi Trust was $11.2 million and $13.3 million, respectively, consisting of cash or cash equivalents and is included in other assets on the consolidated balance sheet. The liabilities associated with these plans are $14.0 million and $13.2 million at December 31, 2005 and 2004, respectively, and are included in other long-term liabilities on the consolidated balance sheet.

Accounts Payable:

The Company maintains a minimum balance bank account for accounts payable disbursements. As checks are presented for payment, funds are made available. The outstanding checks in excess of funds on deposit in this account are classified on the balance sheet in accounts payable. As of December 31, 2005 and 2004 the outstanding checks totaled $17.4 million and $39.2 million, respectively.

Deferred Revenue:

Deferred revenue, classified in other liabilities at December 31, 2005 and 2004, consists of the following:

	2005	2004
Current	$27,099	$21,565
Non-current	17,487	16,270

Total	$44,586	$37,835

The non-current deferred revenue is a result of certain contracts having multiple elements or deliverables, some of which will be delivered at dates subsequent to the initial sale. The relative fair value of revenue for the undelivered items has been deferred until such time as the products are delivered to the customer.

(7) Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2005 and 2004 consist of the following:

	2005	Accumulated Amortization	2004	Accumulated Amortization
Goodwill	$590,004	$—	$589,026	$—
Trademarks and tradenames	290,200	—	290,200	—
Publishing rights	698,722	372,270	691,722	272,865
Customer related and other	10,143	7,774	10,143	4,094

Total	$1,589,069	$380,044	$1,581,091	$276,959

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Changes in the net carrying amount of goodwill for the year ended December 31, 2005 were as follows:

	K-12	College	Trade and Reference	Total
Balance at December 31, 2003	$457,881	$143,516	$3,910	$605,307
Purchase accounting adjustments on prior period acquisitions	(13,485)	(4,961)	2,165	(16,281)
Balance at December 31, 2004	444,396	138,555	6,075	589,026
Purchase accounting adjustments on prior period acquisitions	94	121	763	978

Balance at December 31, 2005	$444,490	$138,676	$6,838	$590,004

In accordance with the provisions of SFAS No. 142, goodwill and indefinite-lived trademarks and tradenames are not amortized. Amortization expense for publishing rights and customer related and other intangibles was $103.1 million in 2005, $131.4 million in 2004, and $145.4 million in 2003.

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Publishing Rights	Customer- Related and Other
2006	$79,600	$2,369
2007	61,277	—
2008	48,395	—
2009	39,647	—
2010	30,956	—
Thereafter	66,577	—

(8) Long-Term Debt

Long-term debt at December 31, 2005 and 2004 consists of the following:

	2005	2004
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$140,731	$138,966
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,790	397,478
Other	62	112

	1,138,583	1,136,556
Less: current portion of long-term debt	7	44

Total Houghton Mifflin long-term debt	1,138,576	1,136,512

Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	193,993	173,471

Total long-term debt	$1,332,569	$1,309,983

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Long-term debt due in each of the next five years and thereafter is as follows:

Year
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	1,332,569

$1,332,569

Deferred financing costs are capitalized in other assets, net of accumulated amortization, and are amortized over the life of the related debt. Capitalized deferred financing costs at December 31, 2005 and 2004 were $43.6 million and $52.2 million for Publishing and $38.8 million and $46.7 million for Houghton Mifflin, respectively.

On October 3, 2003, Publishing sold 11.5% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating initial gross proceeds of $150.9 million, in a private placement. The net proceeds from this offering of $145.2 million were distributed to the equity holders of Holdings as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. At December 31, 2005, the accreted value of these notes was $194.0 million. Publishing is the sole obligor of these notes, which are structurally subordinated to Houghton Mifflin’s notes.

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

On November 22, 2005, Houghton Mifflin entered into the Second Amendment to the Credit and Guaranty Agreement, which decreased the aggregate amount available for borrowings under the senior secured revolving credit facility (the “Revolver”) to $250 million from $325 million and amended certain financial covenants. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. The Revolver requires Houghton Mifflin to maintain certain interest coverage, leverage, and senior leverage ratios, as defined under the terms of the facility. As of December 31, 2005, Houghton Mifflin had no borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, had $225.3 million available to borrow.

The Revolver includes various financial covenants such as certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments allowed under the terms of the agreement, on a rolling twelve months basis. It also contains customary covenants, including limitations on Houghton Mifflin’s ability to incur debt, and events of default as defined by the agreement. The Revolver also limits Houghton Mifflin’s ability to pay dividends, to make advances, and otherwise engage in intercompany transactions. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital investments. For 2006, the Revolver requires the total leverage ratio to be no greater than 4.5:1; the senior leverage ratio to be no greater than 3.25:1; the interest coverage ratio to be not less than 2.5:1 and that consolidated capital investments not exceed $190.0 million.

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

On January 30, 2003, Houghton Mifflin issued $600.0 million of 8.25% senior notes that mature on February 1, 2011 (the “Senior Notes”). The Senior Notes are general unsecured obligations of Houghton Mifflin effectively subordinated to secured obligations of Houghton Mifflin to the extent of the value of the assets securing such obligations ranking equally in right of payment to all existing unsecured obligations of Houghton Mifflin. On January 30, 2003 Houghton Mifflin also issued $400.0 million of 9.875% senior subordinated notes that mature on February 1, 2013 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are general unsecured obligations of Houghton Mifflin, subordinated in right of payment to all existing senior debt of Houghton Mifflin. The Senior Subordinated Notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes were $974.6 million after deducting original issue discounts on Senior Subordinated Notes and estimated fees and expenses related to this offering. The net proceeds from these two notes were used to repay the then existing $125.0 million 7.0% notes due March 1, 2006, the $500.0 million senior subordinated bridge loan, and the $275.0 million Term Loan B (as defined below) plus accrued interest. The then existing Senior Secured Credit Facility, comprised of a $325.0 million revolving credit agreement and a $400 million Term Loan B agreement was terminated and Houghton Mifflin entered into the aforementioned Revolver. As a result of this refinancing, a charge of $30.0 million was recognized in 2003 for the deferred financing fees related to these debt instruments.

The Senior Notes and Senior Subordinated Notes include various financial and customary covenants that limit Houghton Mifflin’s ability to pay dividends, make investments or sell assets, and dispose of substantially all its assets by sale or merger. Some covenants include the calculation of EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments under the indenture. These covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA, including Houghton Mifflin’s ability to incur additional debt or make restricted payments subject to qualifications and limitations as defined in the indenture. The fixed charge coverage ratio is required to be at least 2.0:1. Other covenants restrict Houghton Mifflin’s ability to enter into certain transactions with affiliates.

As of and for the year ended December 31, 2005, Houghton Mifflin was in compliance with the covenants for both the Revolver and the Senior and Senior Subordinated Notes, respectively.

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

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

On March 19, 2001, Houghton Mifflin issued $150.0 million of 10-year 7.2% notes through a public offering. The notes mature on March 15, 2011 and were priced at 99.847% to yield an effective annual interest rate of 7.22%. The notes are secured obligations, ranking equally with all of the other unsecured and unsubordinated indebtedness of Houghton Mifflin.

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

(10) Income Taxes

Total income taxes for the years ended December 31, 2005, 2004, and 2003 are as follows:

	HM PUBLISHING CORP.
	2005	2004	2003
Income tax benefit from continuing operations	$(16,727)	$(38,680)	$(42,374)
Income tax benefit from discontinued operations	(179)	(2,068)	(821)

	$(16,906)	$(40,748)	$(43,195)

	HOUGHTON MIFFLIN COMPANY
	2005	2004	2003
Income tax benefit from continuing operations	$(9,339)	$(32,391)	$(40,953)
Income tax benefit from discontinued operations	(179)	(2,068)	(821)

	$(9,518)	$(34,459)	$(41,774)

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Significant components of the benefit for income taxes attributable to loss from continuing operations before taxes consist of the following:

	HM PUBLISHING CORP.
	2005	2004	2003
Current:
Federal	$—	$—	$—
State and other	1,472	1,544	919

Total current	1,472	1,556	919
Deferred:
Federal	(17,191)	(37,060)	(39,389)
State and other	(1,008)	(3,164)	(3,904)

Total deferred	(18,199)	(40,224)	(43,293)

	$(16,727)	$(38,680)	$(42,374)

	HOUGHTON MIFFLIN COMPANY
	2005	2004	2003
Current:
Federal	$—	$—	$—
State and other	1,472	1,543	919

Total current	1,472	1,543	919
Deferred:
Federal	(9,803)	(30,770)	(37,968)
State and other	(1,008)	(3,164)	(3,904)

Total deferred	(10,811)	(33,934)	(41,872)

	$(9,339)	$(32,391)	$(40,953)

The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to the reported income tax benefit attributable to continuing operations before taxes is as follows:

	HM PUBLISHING CORP.
	2005	2004	2003
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.1)	(4.3)	(3.7)
Valuation allowance	15.2	2.0	1.3
Other	1.0	0.8	0.8

Effective tax rate	(22.9)%	(36.5)%	(36.6)%

	HOUGHTON MIFFLIN COMPANY
	2005	2004	2003
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.9)	(3.6)	(3.6)
Valuation allowance	18.4	0.8	1.1
Other	1.5	0.5	0.7

Effective tax rate	(18.0)%	(37.3)%	(36.8)%

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	HM PUBLISHING CORP.
	2005	2004
Tax asset related:
Net operating loss carry forward	$57,738	$56,139
Publishing/inventory expense	57,315	57,536
Pension and postretirement benefits	29,873	45,761
Interest	17,741	9,056
Deferred revenue	12,751	7,968
Allowance for book returns	6,496	7,026
Deferred compensation	1,677	1,915
Other, net	8,825	12,612
Valuation allowance	(26,927)	(13,828)

	165,489	184,185

Tax liability related:
Intangible assets	(266,406)	(299,388)
Depreciation and amortization expense	(41,416)	(41,049)
Other, net	(11,458)	(12,721)

	(319,280)	(353,158)

Net deferred tax liabilities	$(153,791)	$(168,973)

	HOUGHTON MIFFLIN COMPANY
	2005	2004
Tax asset related:
Net operating loss carry forward	$57,180	$55,843
Publishing/inventory expense	57,315	57,536
Pension and postretirement benefits	29,873	45,761
Deferred revenue	12,751	7,968
Allowance for book returns	6,496	7,026
Deferred compensation	1,677	1,915
Other, net	8,825	12,600
Valuation allowance	(23,725)	(12,175)

	150,392	176,474

Tax liability related:
Intangible assets	(266,406)	(299,388)
Depreciation and amortization expense	(41,416)	(41,049)
Other, net	(11,458)	(12,720)

	(319,280)	(353,157)

Net deferred tax liabilities	$(168,888)	$(176,683)

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The net deferred tax asset balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheet at December 31, 2005 and 2004 as follows:

	HM PUBLISHING CORP.
	2005	2004
Current deferred tax assets	$67,964	$60,569
Non-current deferred tax liability	(221,755)	(229,542)

Net deferred tax liability	$(153,791)	$(168,973)

	HOUGHTON MIFFLIN COMPANY
	2005	2004
Current deferred tax assets	$68,398	$60,962
Non-current deferred tax liability	(237,286)	(237,645)

Net deferred tax liability	$(168,888)	$(176,683)

As of December 31, 2005, the Company had consolidated net operating loss carryforwards for federal, state, local and foreign jurisdictions of $57.7 million, which expire in various years from 2006 through 2025. The utilization of net operating loss carryforwards may be limited in the event of a change in ownership as defined by the Internal Revenue Code Section 382.

Publishing’s deferred tax assets at December 31, 2005 and 2004, were reduced by a valuation allowance of $26.9 million and $13.8 million, respectively. Houghton Mifflin’s deferred tax assets at December 31, 2005 and 2004, were reduced by a valuation allowance of $23.7 million and $12.2 million, respectively. The 2004 amounts principally related to state tax benefits of net operating losses that are not expected to be realized. The increase in 2005 for both Publishing and Houghton Mifflin relates primarily to an additional $10.4 million valuation allowance recorded against deferred tax assets relating to future postretirement benefit obligations.

Tax Indemnification:

Pursuant to the Acquisition, Vivendi agreed to indemnify Holdings for all income taxes of Houghton Mifflin and its subsidiaries due with respect to tax periods, or any portion of a tax period, ending on or before September 30, 2002.

(11) Retirement and Postretirement Benefit Plans

Retirement Plan

Houghton Mifflin has a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers substantially all employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Retirement Plan’s assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. Houghton Mifflin also has a nonqualified defined benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit as determined by the Internal Revenue Service. The nonqualified plan accrues benefits for the executive officers based on service and pay. Benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded. The Company uses a September 30 date to measure the accrued pension and postretirement liabilities.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Kingfisher has a contributory, defined benefit pension plan, The Grisewood and Dempsey Pension Scheme, which has been approved by the Inland Revenue (the “Kingfisher Pension Plan”). All permanent employees between ages 21 and 64 are eligible to join the plan. The assets of the plan are held in a trust fund and invested in stocks and fixed income securities of the UK and other countries. Kingfisher’s Pension Plan is included in the accompanying table for all years presented. Kingfisher’s Pension Plan had benefit obligations of $11.7 million, $11.4 million, and $9.1 million, plan assets of $6.6 million, $6.1 million, and $4.8 million, and accrued pension benefit liability of $4.0 million, $4.2 million, and $3.8 million, respectively, as of December 31, 2005, 2004, and 2003.

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of Houghton Mifflin’s plans as of and for the financial statement periods presented:

	2005	2004
ABO at end of period	$205,063	$189,093
Change in PBO
PBO at beginning of period	$214,852	$202,662
Service cost	10,996	9,821
Interest cost on PBO	11,854	11,220
Special termination benefits	—	1,061
Actuarial loss	4,238	10,047
Settlement	—	(5,692)
Benefits paid	(13,363)	(15,173)
Other	(1,222)	906

PBO at end of period	$227,355	$214,852

Change in plan assets
Fair market value at beginning of period	$118,708	$111,727
Actual return	10,702	10,723
Company contribution	31,177	16,596
Benefits paid	(13,363)	(15,173)
Settlement	—	(5,692)
Other	(640)	527

Fair market value at end of period	$146,584	$118,708

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

	2005	2004
Funded status	$(80,771)	$(96,144)
Unrecognized items:
Net loss	25,655	23,127
Prior service cost	3,458	4,150
Contributions after measurement date	149	10,076

Net amount recognized	$(51,499)	$(58,791)

Accrued benefit liability	$(58,331)	$(61,044)
Intangible asset	2,783	1,898
Accumulated other comprehensive loss	4,049	355

Net amount recognized	$(51,499)	$(58,791)

Other comprehensive loss attributable to the change in additional minimum liability recognition	$3,694	$355

Additional year-end information for pension plans with ABO in excess of plan assets:
ABO	$205,063	$189,093
Fair value of plan assets	$146,584	$118,708

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at year-end are:

	2005	2004
Discount rate	5.5%	5.7%
Increase in future compensation	4.9%	4.9%

Net periodic pension cost for the twelve months ended December 31, 2005, 2004, and 2003 include the following components:

	2005	2004	2003
Service cost	$10,996	$9,821	$9,066
Interest cost on projected benefit obligation	11,854	11,220	10,855
Expected return on plan assets	(9,375)	(8,567)	(6,906)
Amortization of unrecognized prior service cost	692	692	—
Recognized actuarial loss	248	—	—

Net pension expense	$14,415	$13,166	$13,015
Recognition of special termination benefits	—	1,061	—
Gain due to settlement	—	(118)	—

Net cost recognized for year	$14,415	$14,109	$13,015

Significant actuarial assumptions used to determine net periodic pension cost are:

	2005	2004	2003
Discount rate	5.7%	5.7%	6.5%
Increase in future compensation	4.9%	4.9%	4.9%
Expected long-term rate of return on asset	8.0%	8.0%	8.0%

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Assumptions on Expected Long-Term Rate of Return as Investment Strategies:

Houghton Mifflin employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonability and appropriateness. Houghton Mifflin regularly reviews the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The current targeted asset allocation is 60% with equity managers and 40% with fixed income managers. For 2006, Houghton Mifflin will continue to use an 8.0% long-term rate of return for the Retirement Plan and a 7.0% long-term rate of return for the Kingfisher Pension Plan. Houghton Mifflin will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

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

The percentage of assets invested in each asset class is shown below.

	Percentage in Each Asset Class
Asset Class	9/30/05	9/30/04
Equity	59.8%	56.2%
Fixed income	39.4	35.7
Real estate investment trust	0.1	0.2
Cash	0.7	0.2
Pending investment	0.0	7.7

Total	100.0%	100.0%

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, are expected to be paid.

Fiscal Year Ended	Total Pension
2006	$13,325
2007	13,516
2008	14,141
2009	16,384
2010	13,888
2011-2015	67,454

Expected Contributions:

Houghton Mifflin expects to contribute $20.0 million to its pension plans in 2006. However, the actual funding decision will be made after the 2006 actuarial valuation is completed.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Postretirement Benefit Plan

Houghton Mifflin also provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets, and the funded status of Houghton Mifflin’s plan as of and for the financial statement periods presented.

	2005	2004
Change in APBO
APBO at beginning of period	$55,008	$56,753
Service cost (benefits earned during the year)	1,094	1,199
Interest cost on APBO	3,083	3,032
Plan amendment	—	(2,442)
Employee contributions	628	592
Actuarial (gain) loss	(5,447)	(1,045)
Benefits paid	(3,272)	(3,081)

APBO at end of period	$51,094	$55,008

Change in Plan Assets
Company contributions	$2,644	$2,489
Employee contributions	628	592
Benefits paid	(3,272)	(3,081)

Fair market value at end of period	$—	$—

Funded status	$(51,094)	$(55,008)
Unrecognized items:
Net loss	(5,106)	340
Prior service cost	(2,028)	(2,235)
Fourth quarter contribution	748	800

Net amount recognized	$(57,480)	$(56,103)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(57,480)	$(56,103)

Net amount recognized	$(57,480)	$(56,103)

Significant actuarial assumptions used to determine APBO at year-end were:

	2005	2004
Discount rate	5.6%	5.8%
Health care cost trend rate assumed for next year	11.0%	12.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2011

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Net periodic postretirement benefit cost included the following components for the twelve months ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Service cost	$1,094	$1,199	$970
Interest cost on APBO	3,083	3,032	3,219
Amortization of unrecognized:
Net loss	—	—	—
Prior service cost	(207)	(207)	—

Net periodic postretirement benefit expense	$3,970	$4,024	$4,189

Significant actuarial assumptions used to determine postretirement benefit cost are:

	2005	2004	2003
Discount rate	5.8%	5.8%	6.5%
Health care cost trend rate assumed for next year	11.0%	12.5%	14.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2009	2009

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2005 for the postretirement medical plan:

One percentage point increase:
Effect on total of service and interest cost components	$2,264
Effect on postretirement benefit obligation	$225
One percentage point decrease:
Effect on total of service and interest cost components	$(2,155)
Effect on postretirement benefit obligation	$(202)

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal year ended	Total Postretirement
2006	$3,043
2007	3,249
2008	3,372
2009	3,549
2010	3,654
2011-2015	19,679

Expected Contribution:

Houghton Mifflin expects to contribute $3.0 million to its postretirement plan in 2006.

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

As a result of reflecting the effects of the Act, the liabilities were remeasured at the beginning of the third quarter of 2004. The APBO increased by $0.6 million from $54.4 million to $55.0 million due to the remeasurement of the Plan’s liability midway through the measurement year. The APBO decreased by $1.8 million from $55.0 million to $53.2 million due to the effect of the Act. The remeasurement and the Act had immaterial effects on the net periodic postretirement benefit cost.

Defined Contribution Retirement Plan

Houghton Mifflin maintains a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of Houghton Mifflin’s eligible employees. Participants may elect to contribute up to 50.0% of their compensation subject to an annual limit. Houghton Mifflin provides a matching contribution in amounts up to 4.5% of employee compensation. The 401(k) contribution expense amounted to $7.7 million in 2005, $6.7 million in 2004, and $6.4 million in 2003.

(12) Stock-Based Compensation

Years Ended December 31, 2005 and 2004

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

Tranche 1 options vest in equal annual installments over four or five years, based on the terms of the grant. The Tranche 1 options vest ratably and become exercisable on each of the anniversaries of the date of the option grant. The Tranche 2 and Tranche 3 options fully vest and become exercisable on the seventh anniversary of the date they were granted. However, if certain events occur as noted in the Option Plan, the vesting of the Tranche 2 and/or Tranche 3 options will be accelerated so that the Tranche 2 and Tranche 3 options also vest and become exercisable, consistent with Tranche 1, on each of the anniversaries of the Option Plan’s effective date.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

The Company uses the Black Scholes option-pricing model to calculate the fair value of stock options on the date of grant with the following assumptions used for grants in 2005 and 2004, respectively:

	2005	2004
Expected life (years)	5	5
Expected dividend yield	0.0%	0.0%
Expected volatility	35.0%	35.0%
Risk-free interest rate	3.8%	3.1%

Stock option activity during 2005 and 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	75.9	$100.00
Granted	10.7	100.00
Forfeited	(9.5)	100.00

Balance at December 31, 2004	77.1	100.00
Granted	27.5	525.00
Forfeited	(9.3)	100.00

Balance at December 31, 2005	95.3	223.00

The weighted-average fair value of options granted in 2005 and 2004 was $192.65 per share and $36.03 per share, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2005 was 8.2 years.

Deferred Compensation Plan of Holdings:

In January 2003, Holdings established a Deferred Compensation Plan. The Deferred Compensation Plan was offered to certain executives and key employees of Houghton Mifflin, allowing the employees to defer receipt of all or a portion of their retention agreement payments in exchange for an interest in the common stock of Holdings. In January 2003, thirty-four of Houghton Mifflin’s employees elected to participate in the Deferred Compensation Plan and deferred an aggregate $4.6 million of payments due pursuant to their respective retention agreements in exchange for common stock ownership in Holdings. As of December 31, 2005 the deferred compensation liability had a balance of $4.4 million. The deferred compensation liability is included on the consolidated balance sheet of Houghton Mifflin within the “Due to parent” classification.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

(13) Disclosures About Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair market values of the Company’s financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$227,068	$227,068	$148,120	$148,120
Short-term investments	—	—	54,200	54,200
Interest rate swaps—liability	—	—	1,314	1,314
Financial liabilities:
7.20% notes	140,731	155,813	138,966	157,500
8.25% notes	600,000	624,000	600,000	645,000
9.875% notes	397,790	430,000	397,478	436,000
11.50% notes	193,993	204,050	173,471	194,775
Other	62	62	112	112

The fair market values of financial instruments were estimated based on market conditions and perceived risks at December 31, 2005 and 2004 and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market value of the financial instruments presented may not be indicative of their future values.

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

The future minimum rental commitments under all noncancelable leases (with initial or remaining lease terms in excess of one year) for real estate and equipment are payable as follows:

2006	$25,161
2007	19,764
2008	20,608
2009	19,916
2010	20,303
Thereafter	21,619

Total minimum lease payments	$127,371

Rent expense, net of sublease income, was $27.0 million, $24.4 million, and $26.1 million, in 2005, 2004, and 2003, respectively.

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

Houghton Mifflin is contingently liable for $32.6 million of performance bonds, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $24.7 million of letters of credit existed at December 31, 2005, $18.2 of which backed performance and surety bonds. Under the terms of Houghton Mifflin’s Revolver, outstanding letters of credit are deducted from the unused borrowing capacity under this facility.

The Company routinely enters into standard indemnification provisions as part of license agreements involving use of its intellectual property. These provisions typically require the Company to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The Assessment Division routinely enters into contracts with customers that contain provisions requiring the Company to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments the Company could be required to make is not limited, the Company has never incurred any costs to defend or settle claims related to these types of indemnification provisions. The Company therefore believes the estimated fair value of these provisions is minimal, and has no liabilities recorded for them as of December 31, 2005.

(15) Contributed Capital and Related Party Transactions

The Sponsors:

Houghton Mifflin entered into a management services agreement with THL, Bain Capital, and Blackstone on December 30, 2002. Under the terms of the agreement, the Sponsors provided Houghton Mifflin the following services: (i) advice in connection with the negotiation of agreements, contracts, documents, and instruments necessary to provide Houghton Mifflin with financing from banks on terms and conditions satisfactory to Houghton Mifflin; and (ii) financial, managerial, and operational advice in connection with its day-to-day operations, including, without limitation, advice with respect to the development and implementation of strategies for improving the operating, marketing, and financial performance of Houghton Mifflin. Houghton Mifflin has agreed to pay the Sponsors a management fee in an aggregate amount not to exceed $5.0 million, plus out of pocket expenses, annually, payable quarterly in advance, in exchange for these services. The terms of this arrangement shall continue, unless terminated by agreement of two of the three Sponsors. If terminated, Houghton Mifflin is obligated to pay all unpaid fees through the date of termination plus the net present value of all annual fees that would be due through December 31, 2012. The net present value of this contingent liability at December 31, 2005 is estimated to be $18.4 million.

(16) Segment Information

The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant to the Company’s business segments. No single customer accounts for more than 10% of consolidated net sales. The Company’s largest single customer is Barnes & Noble, which purchases both College and Trade and Reference products and accounted for 11% of accounts receivable as of December 31, 2005. Although the loss of a single customer, including Barnes & Noble, or a few

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of the Company’s products can materially affect year-to-year revenue performance. The Company evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and nonrecurring and extraordinary items. The significant accounting policies of the reportable segments are the same as those for the Company.

The Company has seven operating divisions with separate management teams and infrastructures that offer various products and services. These divisions have been aggregated into three reportable segments based on similar economic characteristics, products and services, production process, class of customers, and distribution method, as follows:

K-12 Publishing:

This segment consists of four divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), and the Assessment Division (which includes Riverside and Edusoft). This operating segment includes textbooks, instructional materials and services, tests for measuring achievement and aptitude, clinical and special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

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

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Other:

This consists of unallocated corporate related items. In January 2006, the Company sold the Promissor business, which had historically been included in Other. The consolidated financial information reported below has been adjusted to remove the results of Promissor from Other for all periods presented. In 2005, the Company also changed its method of allocating certain corporate expenses. The financial information reported below reflects the impact of these changes on all years presented.

The reconciliation of segment operating income to consolidated statements of operations is as follows:

	HM PUBLISHING CORP.
	2005	2004	2003
Total operating income from reportable segments	$59,353	$21,941	$49,904
Unallocated income (expense):
Net interest expense	(132,341)	(127,993)	(117,079)
Debt extinguishment costs	—	—	(48,427)
Other income (expense)	10	184	(39)

Loss from continuing operations before taxes and loss from discontinued operations	$(72,978)	$(105,868)	$(115,641)

	HOUGHTON MIFFLIN COMPANY
	2005	2004	2003
Total operating income from reportable segments	$59,353	$21,941	$49,904
Unallocated income (expense):
Net interest expense	(111,226)	(109,165)	(112,639)
Debt extinguishment costs	—	—	(48,427)
Other income (expense)	10	184	(39)

Loss from continuing operations before taxes and loss from discontinued operations	$(51,863)	$(87,040)	$(111,201)

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular data in thousands, except per share data)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, except as disclosed below. The “Other” column includes unallocated corporate-related items and non-recurring items. In 2005, the Company changed its method of allocating certain corporate expenses. The financial information reported in the following tables reflects the impact of these changes on all years presented.

	K-12 Publishing	College Publishing	Trade and Reference Publishing	Other	Consolidated
Year ended December 31, 2005:
Net sales from external customers	$925,460	$228,344	$128,263	$—	$1,282,067
Depreciation and amortization	177,701	39,010	8,903		225,614
Segment operating income (loss)	71,190	6,088	(5,948)	(11,977)	59,353
Identifiable assets	1,668,570	361,205	213,396	—	2,243,171
Total assets	1,668,570	361,205	213,396	—	2,243,171
Purchase of property, plant, and equipment including pre-publication costs	126,342	27,582	14,001		167,925

Year ended December 31, 2004:
Net sales from external customers	$849,809	$220,891	$148,189	$—	$1,218,889
Depreciation and amortization	167,317	39,163	11,930	—	218,410
Segment operating income (loss)	40,326	416	(794)	(18,007)	21,941
Identifiable assets	1,816,498	178,165	291,697	—	2,286,360
Total assets	1,816,498	178,165	291,697	—	2,286,360
Purchase of property, plant, and equipment including pre-publication costs	101,549	28,350	3,704		133,603

Year ended December 31, 2003:
Net sales from external customers	$848,372	$226,099	$125,129	$—	$1,199,600
Depreciation and amortization	143,682	39,866	4,200	—	187,748
Segment operating income (loss)	65,556	5,039	(5,287)	(15,404)	49,904
Identifiable assets	2,151,429	93,848	104,708	—	2,349,985
Acquired assets	64,422	—	—	—	64,422
Total assets	2,215,851	93,848	104,708	—	2,414,407
Purchase of property, plant, and equipment including pre-publication costs	93,549	19,127	3,794	—	116,470

Deferred issuance costs in 2005 and 2004 of $4.9 million and $5.4 million and a deferred tax asset valuation allowance of $0.4 million in both years resulted in total assets from continuing operations of $2,247.6 million and $2,291.4 million for Publishing as of December 31, 2005 and 2004, respectively. Except as noted, all remaining reportable segment information relates to both Houghton Mifflin and Publishing.

HM PUBLISHING CORP. AND

HOUGHTON MIFFLIN COMPANY

Financial Statement Schedules

(Tabular data in thousands, except per share data)

SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

	HM PUBLISHING CORP.
	Year ended December 31, 2005
	First	Second	Third	Fourth	Year
Net Sales	$132,354	$324,942	$610,084	$214,687	$1,282,067
Operating income (loss) from continuing operations	(118,839)	22,530	222,580	(66,918)	59,353
Net income (loss) from continuing operations	(96,598)	(7,311)	121,838	(74,181)	(56,252)
Net income (loss) available to common stockholders	(98,083)	(5,413)	121,332	(79,876)	(62,040)

	Year ended December 31, 2004
	First	Second	Third	Fourth	Year
Net sales	$124,924	$314,810	$554,432	$224,723	$1,218,889
Operating income (loss) from continuing operations	(111,225)	20,969	184,191	(71,994)	21,941
Net income (loss) from continuing operations	(88,960)	(9,890)	97,714	(66,052)	(67,188)
Net income (loss) available to common stockholders	(90,454)	(8,398)	95,793	(67,327)	(70,386)

	HOUGHTON MIFFLIN COMPANY
	Year ended December 31, 2005
	First	Second	Third	Fourth	Year
Net sales	$132,354	$324,942	$610,084	$214,687	$1,282,067
Operating income (loss) from continuing operations	(118,839)	22,530	222,580	(66,918)	59,353
Net income (loss) from continuing operations	(93,276)	(3,803)	124,538	(69,983)	(42,524)
Net income (loss) available to common stockholders	(94,761)	(1,905)	124,032	(75,678)	(48,312)

	Year ended December 31, 2004
	First	Second	Third	Fourth	Year
Net sales	$124,924	$314,810	$554,432	$224,723	$1,218,889
Operating income (loss) from continuing operations	(111,225)	20,969	184,191	(71,994)	21,941
Net income (loss) from continuing operations	(85,678)	(7,097)	100,851	(62,725)	(54,649)
Net income (loss) available to common stockholders	(87,172)	(5,605)	98,930	(64,000)	(57,847)

The above quarterly information reflects the seasonal fluctuations of the Company’s educational publishing business.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d - 15(b) under the Securities and Exchange Act of 1934. Based upon the evaluation and because of the material weakness described below, such officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports it files or submits under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Effective as of December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder requires the Company to, among other things, annually assess and report on the effectiveness of its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. The Company is currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to prepare for compliance with the management certification and auditor attestation requirements of Section 404.

In connection with the financial statement audit, the Company’s independent registered accounting firm advised the Company that the control deficiency described below constitutes a material weakness in its internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a control deficiency that by itself, or in combination with other control deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements could result that would not be prevented or detected.

The Company cannot reconcile its royalty accrual balance to an underlying trial balance. Although the Company has existing controls over payments to authors, the input of data into the royalty system, and the posting of entries from the royalty system to the general ledger, the reconciliation of the balance sheet accrual is considered an important control. This control deficiency did not result in a restatement or adjustment of the Company’s interim or annual consolidated financial statements, but it represents a material weakness. The Company is currently reviewing its royalty system and royalty processes to determine appropriate remedial measures to address the general ledger reconciliation matter.

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrants

The current directors and executive officers of Publishing and Houghton Mifflin are as follows:

Name	Age	Position
Executive Officers
Anthony Lucki	57	President, Chief Executive Officer, and Director, Publishing and Houghton Mifflin
Stephen Richards	50	Executive Vice President, Chief Operating Officer, and Chief Financial Officer, Publishing and Houghton Mifflin
Lee Jones	51	President, The Riverside Publishing Company
Theresa Kelly	45	President, Trade and Reference Division, Houghton Mifflin
Donna Lucki	54	President, School Division, Houghton Mifflin
Rita Schaefer	52	President, McDougal Littell Division, Houghton Mifflin
June Smith	62	President, College Division, Houghton Mifflin
Steve Zukowski	46	President, Great Source Education Group Division and Chief Operating Officer, School and Supplemental Division, Houghton Mifflin
Maureen DiMarco	57	Senior Vice President, Educational and Governmental Affairs, Houghton Mifflin
Gerald Hughes	49	Senior Vice President, Human Resources, Publishing and Houghton Mifflin
Patrick Meehan	50	Senior Vice President, Chief Information Officer, Houghton Mifflin
Paul Weaver	63	Senior Vice President and General Counsel, Publishing and Houghton Mifflin
Susan Rao	43	Vice President, Finance and Controller
Clarence Thacker	45	Vice President, Manufacturing and Corporate Fulfillment Services

Non-Employee Directors
Charles Brizius	37	Director, Publishing and Houghton Mifflin
Robert Friedman	62	Director, Publishing and Houghton Mifflin
Steve Gandy	59	Director, Publishing and Houghton Mifflin
Jonathan Goodman	34	Director, Publishing and Houghton Mifflin
Seth Lawry	41	Director, Publishing and Houghton Mifflin
James Levy	65	Director, Publishing and Houghton Mifflin
Mark Nunnelly	47	Director, Publishing and Houghton Mifflin
Michael Perik	48	Director, Publishing and Houghton Mifflin
James Quella	56	Director, Publishing and Houghton Mifflin
Scott Sperling	48	Director, Publishing and Houghton Mifflin
Michael Ward	42	Director, Publishing and Houghton Mifflin

The following information provides a brief description of the business experience of each executive officer and director during the past five years.

Anthony Lucki has served as President, Chief Executive Officer, and a Director of Houghton Mifflin and Publishing since October 2003. In addition, he had been acting President, School and Supplemental Division of Houghton Mifflin from January 2004 through March 2005. He also currently serves as Chairman of the Association of American Publishers. From July 2001 through August 2003, he served as President and Chief Executive Officer of Harcourt, Inc., a division of Reed Elsevier plc. From November 1999 through August 2003, he served as President and Chief Executive Officer of Harcourt Education, a division of Harcourt General prior to the acquisition by Reed Elsevier. Previously he served as President and Chief Executive Officer of Harcourt School Publishers since November 1997.

Stephen Richards has served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer of Houghton Mifflin and Publishing since April 2004. From 1998 until 2002, he had been Senior Vice President and Chief Financial Officer of Harcourt Education, a division of Harcourt General prior to the acquisition by Reed Elsevier. In 2003, he also served as Global Chief Financial Officer for Harcourt Education. He had been Vice President and Controller at Harcourt Education from 1993 through 1998. Previously, he was a partner at Deloitte & Touche.

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

Donna Lucki has served as Houghton Mifflin’s President, School Division, since April 2005, and as Senior Vice President and Publisher of the School Division from October 2003 to March 2005. From 2000-2003, she was Senior Vice President, Publisher at Harcourt School Division, a division of Harcourt Education.

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

Paul Weaver has served as Senior Vice President and General Counsel of Publishing since September 2003 and of Houghton Mifflin since 1989.

Susan Rao has been Houghton Mifflin’s Vice President, Finance, and Controller, since June 2004, having served as Vice President, Financial Systems, since March of that year. From 2002 to 2004, she had been Vice President, Controller, at Imagitas, Inc., and from 1998 to 2001, Director of Corporate Accounting at Harcourt General. Previously, she was a Senior Manager at Deloitte & Touche.

Clarence Thacker has served as Houghton Mifflin’s Vice President, Manufacturing and Corporate Fulfillment Services, since September 2004. From 2001 to 2004, he had been Vice President, Manufacturing, Operations, and Supply at Harcourt, Inc.

Charles Brizius has been a director of Houghton Mifflin since December 2002. He is a Managing Director at Thomas H. Lee Partners, L.P. Mr. Brizius worked at Thomas H. Lee Company from 1993 to 1995, rejoining in 1997. He is also a director of Warner Music Group, Spectrum Brands, Inc., Front Line Management Companies, Inc. and Ariel Holdings Ltd.

Robert Friedman has been a director of Houghton Mifflin since December 2002. He has served as a Senior Managing Director of The Blackstone Group L.P. since February 1999 and as Chief Administrative Officer and Chief Legal Officer since February 2003. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett LLP, a New York law firm. He also serves on the board of directors of Axis Capital Holdings Limited, Northwest Airlines, Inc., and TRW Automotive Holdings Corp.

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

Seth Lawry has been a director of Houghton Mifflin since December 2002. He is a Managing Director at Thomas H. Lee Partners, L.P. Mr. Lawry worked at Thomas H. Lee Company from 1989 to 1990, rejoining in 1994. Mr. Lawry serves as a director of ProSiebenSat.1 Media AG, Warner Music Group and Fidelity National Information Services, Inc.

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

Mark Nunnelly has been a director of Houghton Mifflin since December 2002. He joined Bain Capital Partners, LLC in 1990 as a Managing Director. He serves as a director of Domino’s Pizza, Eschelon Telecom, Warner Music, and UGS, among others.

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

James Quella has been a director since April 2005. Since 2004, he has served as a Senior Managing Director and Senior Operating Partner in the Private Equity Group of The Blackstone Group L.P., where he is also a member of the firm’s Private Equity Investment Committee. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity. He serves as a director of Allied Waste Industries, Inc., Celanese Corporation, Graham Packaging Holding Company, and several private companies.

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

Michael Ward has been a director of Houghton Mifflin since August 2003. Mr. Ward is a Managing Director of Bain Capital Partners, LLC. He joined Bain Capital in 2003. For five years prior to joining Bain Capital, Mr. Ward held a variety of senior positions at Digitas, Inc., including President and Chief Operating Officer. He serves as a director of El Dorado Marketing, Inc.

Donna A. Lucki, President, School Division, Houghton Mifflin, is married to Anthony Lucki, President, Chief Executive Officer, and Director of Publishing and Houghton Mifflin.

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

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)	All Other Compensation ($) (2)
Anthony Lucki President and Chief Executive Officer (3)	2005 2004 2003	$600,000 600,000 138,462	$807,167 1,113,529 554,167	$21,795(4) 21,795(4) *	$45,435 44,435 43,818

Stephen Richards Executive Vice President, Chief Operating Officer, and Chief Financial Officer (5)	2005 2004	385,481 375,000	413,673 417,573	* *	— —

Donna Lucki President, School Division (6)	2005	287,692	289,474	*	12,600

Rita Schaefer President, McDougal Littell Division	2005 2004 2003	307,692 316,000 304,000	257,529 458,229 277,899	5,462(4) 12,325(4) 9,473(4)	20,983 724,488 841,341

June Smith President, College Division	2005 2004 2003	324,038 337,000 337,000	237,434 330,464 287,222	6,488(4) 17,957(4) 18,133(4)	21,958 749,030 865,486

*	Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
(1)	Includes a signing bonus of $554,167 paid to Mr. Lucki in 2003; and a special bonus of $129,934 paid to each of Ms. Schaefer and Ms. Smith in 2004.
(2)	These amounts are Houghton Mifflin’s matching contributions under the 401(k) Savings Plan, contributions under the Supplemental Savings Program part of the Supplemental Benefits Plan, and premiums paid for employee-owned whole life insurance policies. Under the Supplemental Savings Program, we provide benefits substantially equal to benefits that could not be provided under the 401(k) Savings Plan because of limitations under the Internal Revenue Code of 1986, as amended. The table below shows the amounts we paid for each of these categories during 2005 for the officers listed in the table.

Name	Contributions to 401(k) Savings Plan	Contributions to Supplemental Savings Program	Life Insurance
Mr. Lucki	$9,000	$35,000	$31,435
Mr. Richards	—	—	—
Ms. Lucki	9,450	3,150	—
Ms. Schaefer	9,450	3,150	8,383
Ms. Smith	9,450	3,150	9,358

In addition, the following payments were made in 2004 pursuant to retention agreements: $699,950 to Ms. Schaefer and $710,130 to Ms. Smith.

The amounts shown for 2003 also included the payment to Ms. Schaefer of $699,950 pursuant to a retention agreement and $114,851 pursuant to the Houghton Mifflin Holdings, Inc., Deferred Compensation Plan; the payment to Ms. Smith of $710,130 pursuant to a retention agreement and $117,203 pursuant to the Houghton Mifflin Holdings, Inc., Deferred Compensation Plan; and the payment of $39,000 to Mr. Lucki in consulting fees prior to becoming an executive officer.

(3)	Mr. Lucki became an executive officer on October 1, 2003.
(4)	Represents reimbursement of tax payments for life insurance; does not include perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
(5)	Mr. Richards became an executive officer on April 1, 2004.
(6)	Ms. Lucki became an executive officer on April 6, 2005.

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

The following table shows stock option grants in 2005 to the officers named in the Summary Compensation Table. The amounts shown as potentially realizable values are based on the assumed appreciation rates required by the SEC, but the real value of these options will depend entirely on the actual future share price.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation
	Number of Securities Underlying Options Granted (#)	Individual Grants % of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Mr. Lucki	—	—	—	—	$—	$—
Mr. Richards	1,774	8.23%	$740	12/31/15	308,992	782,919
Ms. Lucki	2,113	9.91%	$660	7/1/15	314,486	796,970
Ms. Schaeffer	—	—	—	—	—	—
Ms. Smith	—	—	—	—	—	—

The options were granted in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

Tranche 1 options vest in equal annual installments over four or five years based on the terms of the grant. The Tranche 1 options vest ratably and become exercisable on each of the anniversaries of the date of the option grant.

The Tranche 2 and Tranche 3 options fully vest and become exercisable on the seventh anniversary of the date they were granted. However, if certain events occur as noted in the option plan, the vesting of the Tranche 2 and/or Tranche 3 options will be accelerated so that the Tranche 2 and Tranche 3 options also vest and become exercisable, consistent with Tranche 1, on each of the anniversaries of the date of the option grant.

Retirement Plan

Houghton Mifflin maintains a tax-qualified, defined benefit Retirement Plan, and establishes an account for each eligible employee. Every year, each employee’s account is credited with an amount that varies depending on the employee’s length of service and earnings, and with interest on the accumulated balance. For calculating the contribution to the Retirement Plan, compensation consists primarily of salary, wages, commissions, and annual incentive compensation. When an employee leaves Houghton Mifflin, he or she has the option to:

•	convert this account to an annuity benefit,

•	leave the account in the Retirement Plan where it will continue to earn interest, or

•	take the account balance as a lump sum payment.

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

Pension Plan Table

Compensation	Years of Credited Service
	10	15	20	25	30	35	40
$ 450,000	$ 90,000	$135,000	$180,000	$225,000	$ 270,000	$ 315,000	$ 360,000
$ 500,000	$100,000	$150,000	$200,000	$250,000	$ 300,000	$ 350,000	$ 400,000
$ 550,000	$110,000	$165,000	$220,000	$275,000	$ 330,000	$ 385,000	$ 440,000
$ 600,000	$120,000	$180,000	$240,000	$300,000	$ 360,000	$ 420,000	$ 480,000
$ 650,000	$130,000	$195,000	$260,000	$325,000	$ 390,000	$ 455,000	$ 520,000
$ 700,000	$140,000	$210,000	$280,000	$350,000	$ 420,000	$ 490,000	$ 560,000
$ 750,000	$150,000	$225,000	$300,000	$375,000	$ 450,000	$ 525,000	$ 600,000
$ 800,000	$160,000	$240,000	$320,000	$400,000	$ 480,000	$ 560,000	$ 640,000
$ 850,000	$170,000	$255,000	$340,000	$425,000	$ 510,000	$ 595,000	$ 680,000
$ 900,000	$180,000	$270,000	$360,000	$450,000	$ 540,000	$ 630,000	$ 720,000
$ 950,000	$190,000	$285,000	$380,000	$475,000	$ 570,000	$ 665,000	$ 760,000
$1,000,000	$200,000	$300,000	$400,000	$500,000	$ 600,000	$ 700,000	$ 800,000
$1,050,000	$210,000	$315,000	$420,000	$525,000	$ 630,000	$ 735,000	$ 840,000
$1,100,000	$220,000	$330,000	$440,000	$550,000	$ 660,000	$ 770,000	$ 880,000
$1,150,000	$230,000	$345,000	$460,000	$575,000	$ 690,000	$ 805,000	$ 920,000
$1,200,000	$240,000	$360,000	$480,000	$600,000	$ 720,000	$ 840,000	$ 960,000
$1,250,000	$250,000	$375,000	$500,000	$625,000	$ 750,000	$ 875,000	$1,000,000
$1,300,000	$260,000	$390,000	$520,000	$650,000	$ 780,000	$ 910,000	$1,040,000
$1,350,000	$270,000	$405,000	$540,000	$675,000	$ 810,000	$ 945,000	$1,080,000
$1,400,000	$280,000	$420,000	$560,000	$700,000	$ 840,000	$ 980,000	$1,120,000
$1,450,000	$290,000	$435,000	$580,000	$725,000	$ 870,000	$1,015,000	$1,160,000
$1,500,000	$300,000	$450,000	$600,000	$750,000	$ 900,000	$1,050,000	$1,200,000
$1,550,000	$310,000	$465,000	$620,000	$775,000	$ 930,000	$1,085,000	$1,240,000
$1,600,000	$320,000	$480,000	$640,000	$800,000	$ 960,000	$1,120,000	$1,280,000
$1,650,000	$330,000	$495,000	$660,000	$825,000	$ 990,000	$1,155,000	$1,320,000
$1,700,000	$340,000	$510,000	$680,000	$850,000	$1,020,000	$1,140,000	$1,360,000
$1,750,000	$350,000	$525,000	$700,000	$875,000	$1,050,000	$1,225,000	$1,400,000

As of December 31, 2005, the years of credited service and the compensation that will be taken into account for pension calculations for 2005 for the officers named in the Summary Compensation Table are: Mr. Lucki, 12 years and $1,713,529; Mr. Richards, 2 years and $803,054; Ms. Lucki, 2 years and $519,000; Ms. Schaefer, 12 years and $635,927; and Ms. Smith, 13 years and $524,568. Differences between the amount of compensation shown above and in the Summary Compensation Table reflect differences in accounting for incentive compensation payments, which are included in the year paid when calculating pension benefits.

Compensation of Directors

Directors who are not employees of the Company or the Sponsors receive an annual retainer of $40,000, payable in cash quarterly during the year of service, for attendance at board meetings. Directors who retire, resign, or are elected during a year will receive an amount prorated based on the portion of the year served as a director. Directors who serve on board committees receive $1,500 for each committee meeting attended, and directors who chair committees receive $2,000 for each committee meeting attended. Directors also receive reimbursement for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and any committee meetings. We pay no additional remuneration to our employees or to executives of the Sponsors for serving as directors.

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

Rollover of Retention Payments and Deferred Compensation Plan

Houghton Mifflin had entered into retention agreements (which have now expired by their terms), in lieu of its standard severance policy, with approximately 27 employees who are executives and key employees, including Ms. Schaefer and Ms. Smith. Twenty-one of those executives and key employees, including Ms. Schaefer and Ms. Smith have deferred receipt of their retention bonus payments in exchange for an interest in the 2003 Deferred Compensation Plan that gives such employees an interest in shares of the common stock of Holdings. The aggregate amount of the retention bonus payments that were exchanged for an interest in the common stock of Holdings, held in a “Rabbi Trust,” is approximately $3.4 million. The shares held in trust will be distributed upon a change of control, a qualified public offering, any termination of employment, or upon other tag-along or drag-along sales initiated by the Sponsors. Houghton Mifflin has a right to repurchase shares from such employees following termination of their employment. All of the assets of the trust, namely the common stock of Holdings, would be subject to the claims of creditors in the event of insolvency.

Employment Security Agreements

Houghton Mifflin has entered into employment security agreements with 12 officers, including Mr. Richards, Ms. Lucki, Ms. Schaefer, and Ms. Smith. Under the terms of each agreement, the executive covenants not to compete with the Company during the term of the agreement and for a period of one year after termination. The executive also agrees to customary confidentiality and intellectual property assignment provisions. In consideration, the executive is entitled to receive severance payments on termination of his or her employment. If the agreement is terminated by Houghton Mifflin other than “for cause” or by the executive “for good reason,” Houghton Mifflin will continue to pay the executive’s salary for one year from the date of termination at the higher of the executive’s base salary rate at the time of termination and the date of the agreement. If the employment is terminated by Houghton Mifflin “for cause” or by the executive other than “for good reason,” no payments will be owed by Houghton Mifflin under the agreement. In the event that Houghton Mifflin undergoes a “change of control” transaction (other than as a result of a public offering) prior to July 1, 2007, and the executive is terminated other than “for cause” within one year of the transaction, the executive is entitled to certain payments in respect of unvested options.

Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan, as of December 31, 2005. This plan was approved by the shareholders of Holdings.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	95,335	$222.55	6,276
Equity compensation plans not approved by security holders	0	—	0
Total	95,335	222.55	6,276

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

	Shares of Common Stock		Percent of Common Stock (2)
Name and Address	Class A (1)	Class L
Thomas H. Lee Funds(3) c/o Thomas H. Lee Partners, L.P. 75 State Street, Suite 2600 Boston, MA 02109	246,000	27,333	40%
Bain Funds(4) c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199	246,000	27,333	40%
Blackstone Management Associates III L.L.C.(5) 345 Park Avenue New York, NY 10154	123,000	13,666	20%
Charles Brizius(3)(6)	246,000	27,333	40%
Robert Friedman(5)	123,000	13,666	20%
Steve Gandy	84	—	*
Jonathan Goodman	—	—	—
Seth Lawry(3)(6)	246,000	27,333	40%
James Levy	84	—	*
Mark Nunnelly(4)(7)	246,000	27,333	40%
Michael Perik	84	—	*
James Quella(5)	123,000	13,666	20%
Scott Sperling(3)(6)	246,000	27,333	40%
Michael Ward	—	—	—
Anthony Lucki(8)(9)	2,348	—	*
Stephen Richards(8)	704	—	*
Donna Lucki(8)(10)	352	—	*
June Smith(8)	1,204	56	*
Rita Schaefer	1,194	54	*
All directors and executive officers as a group(25 persons)(8)(11)	623,666	68,478	100%

*	Indicates less than 1% of Holdings’ common stock.

(1)	Includes shares that may be acquired upon exercise of stock options that were exercisable on January 31, 2006, or that will become exercisable within 60 days after January 31, 2006. The following list shows the number of these shares.

Name	Number of Shares
Mr. Gandy	84
Mr. Levy	84
Mr. Perik	84
Mr. Lucki	2,348
Mr. Richards	704
Ms. Lucki	352
Ms. Schaefer	704
Ms. Smith	704
All directors and executive officers as a group (25 persons)	7,352

(2)	Represents the aggregate ownership of the Class A and Class L Common Stock of Holdings.
(3)	Includes 189,616 Class A and 21,068 Class L shares of common stock owned by Thomas H. Lee Equity Fund V, L.P.; 49,198 Class A and 5,466 Class L shares of common stock owned by Thomas H. Lee Parallel Fund V, L.P.; 2,613 Class A and 290 Class L shares of common stock owned by Thomas H. Lee Equity (Cayman) Fund V, L.P. (collectively, the “THL Funds”); 1,481 Class A and 165 Class L shares of common stock owned by Putnam Investments Holdings, LLC; 1,273 Class A and 141 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company I LLC; 1,137 Class A and 126 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company II, LLC (collectively, the “Putnam Funds”); 450 Class A and 50 Class L shares of common stock owned by 1997 Thomas H. Lee Nominee Trust (the “Lee Trust”); and 233 Class A and 26 Class L shares of common stock owned by Thomas H. Lee Investors Limited Partnership (“Investors”). The THL Funds general partner is THL Equity Advisors V, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds, the Lee Trust and Investors are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC, a wholly owned subsidiary of Putnam Investments Trust, is the managing member of Putnam Investments Employees’ Securities I LLC and Putnam Investments Employees’ Securities II LLC and each disclaims beneficial ownership of any shares other than the shares held directly by such entity. U.S. Bank, N.A. (successor to State Street Bank & Trust Company), not personally but solely under a Trust Agreement dated as of August 18, 1997 and known as the Thomas H. Lee Nominee Trust, is the trustee of the Lee Trust and disclaims any beneficial ownership of shares held by the Lee Trust. THL Investment Management Corp. is the general partner of Investors and disclaims beneficial ownership of shares held by Investors. Each of the THL Funds, Advisors, Investors, and the Lee Trust has an address c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.
(4)	Includes (i) 65,475 Class A shares and 7,275 Class L shares of common stock held by Bain Capital VII Coinvestment Fund, LLC (“Coinvest”), whose sole member is Bain Capital VII Coinvestment Fund, L.P. (“Coinvestment”), whose general partner is Bain Capital Partners VII, L.P. (“Partners VII”), whose general partner is Bain Capital Investors, LLC (“BCI”); (ii) 178,792 Class A shares and 19,446 Class L shares of common stock held by Bain Capital Integral Investors, LLC (“Integral”), whose administrative member is Bain Capital Fund VI, L.P. (“Fund VI”), whose general partner is Bain Capital Partners VI, L.P. (“Partner VI”), whose general partner is BCI; and (iii) 1,732 Class A shares and 612 Class L shares of common stock held by BCIP TCV, LLC (“BCIP”), whose administrative member is BCI. Each of the entities listed in this footnote has an address c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(5)	Includes 102,636 Class A shares and 11,404 Class L shares of common stock owned by Blackstone Capital Partners III Merchant Banking Fund L.P., 19,442 Class A shares and 2,160 Class L shares of common stock owned by Blackstone Offshore Capital Partners III L.P. and 923 Class A shares and 103 Class L shares of common stock owned by Blackstone Family Investment Partnership III L.P. (the “Blackstone Funds”) for each of which Blackstone Management Associates III L.L.C. (“BMA”) is the general partner having voting and investment power over the shares held or controlled by each of the Blackstone Funds. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. Messrs. Freidman and Quella, directors of Houghton Mifflin, Publishing, and Holdings, are members of Blackstone Management Associates III L.L.C. and disclaim any beneficial ownership of shares beneficially owned by the Blackstone Funds.
(6)	Messrs. Lawry, Sperling, and Brizius, directors of Houghton Mifflin, Publishing, and Holdings, are managing directors of Thomas H. Lee Partners, L.P. and disclaim any beneficial ownership of any shares beneficially owned by the Thomas H. Lee Funds. Messrs. Lawry, Sperling, and Brizius have an address c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109.
(7)	Mr. Nunnelly, a director of Houghton Mifflin, Publishing, and Holdings, is a managing director of Bain Capital, LLC. Amounts disclosed for Mr. Nunnelly are also included above in the amounts disclosed in the table next to “Bain Funds.” Includes (i) 65,475 Class A shares and 7,275 Class L shares of common stock held by Coinvest, whose sole member is Coinvestment, whose general partner is Partners VII, whose general partner is BCI, of which Mr. Nunnelly is a member; (ii) 178,792 Class A shares and 19,446 Class L shares of common stock held by Integral, whose administrative member is Fund VI, whose general partner is Partner VI, whose general partner is BCI, of which Mr. Nunnelly is a member; and (iii) 1,732 Class A shares and 612 Class L shares of common stock held by BCIP, whose administrative member is BCI, of which Mr. Nunnelly is a member. Mr. Nunnelly disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Mr. Nunnelly has an address c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(8)	Except for shares that may be acquired upon exercise of options (see note 1 above), all shares beneficially owned by Mr. Lucki, Mr. Meehan, Mr. Richards, Ms. Schaefer, and the Company’s other executive officers represent interests in the 2003 Deferred Compensation Plan.
(9)	Does not include shares owned by Donna Lucki, as to which Mr. Lucki disclaims beneficial ownership.
(10)	Does not include shares owned by Anthony Lucki, as to which Ms. Lucki disclaims beneficial ownership.
(11)	Includes the beneficial ownership of shares held by Thomas H. Lee Funds, Bain Funds, and Blackstone Management Associates III L.L.C. by Messrs. Brizius, Friedman, Lawry, Nunnelly, Quella, and Sperling as members or managing directors of Thomas H. Lee Funds, Bain Funds, and Blackstone Management Associates III L.L.C. If beneficial ownership of such shares are not included, all current directors and executive officers as a group would have beneficial ownership of 8,666 shares of Class A Common Stock and 146 shares of Class L Common Stock, which would be less than 1% of Holdings’ common stock.

Item 13. Certain Relationships and Related Transactions

Stockholders Agreement

Houghton Mifflin has entered into a stockholders agreement with Holdings and the Sponsors and members of its management participating in the 2003 Deferred Compensation Plan described in “Executive Compensation—Rollover of Retention Payments and Deferred Compensation Plan.” Future holders of the common stock of Holdings may also be required to become parties to the agreement. The stockholders agreement provides that after the initial public offering of Holdings, the holders of a majority of the shares thereof originally issued to the Sponsors will have the right to determine the size of the Board of Directors of Holdings. In addition, the stockholders agreement provides that in the event that the size of the Board of Directors of Holdings increases by any number of members, THL, and Bain Capital will have the right to elect the same number of additional members, and Blackstone will have the right to elect a number of directors that is at least 20% of the total number of directors elected by the Sponsors. The stockholders agreement also provides that Houghton Mifflin’s Board of Directors will at all times consist of the same members as the board of Holdings.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors appointed PricewaterhouseCoopers LLP as the independent accountants to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2005.

Audit Fees. PricewaterhouseCoopers LLP billed Houghton Mifflin an aggregate of $1.3 million and $1.4 million in fees and expenses for audit services for the years ended December 31, 2005 and 2004, respectively. PricewaterhouseCoopers LLP billed Publishing $0.1 million in fees and expenses for audit services for the year ended December 31, 2004; no amounts were billed for such services for the year ended December 31, 2005. Audit fees include fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for those years, reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during those years and fees for services related to registration statements, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees. PricewaterhouseCoopers LLP billed Houghton Mifflin $0.2 million in fees and expenses for the year ended December 31, 2005. Nominal fees and expenses were paid to PricewaterhouseCoopers LLP in 2004. Audit-related services included due diligence investigations related to the Company’s acquisitions, accounting advice, and assistance with Sarbanes-Oxley Section 404 advisory services.

Tax Fees. PricewaterhouseCoopers LLP billed Houghton Mifflin nominal fees and expenses for tax services in 2005. No such fees were paid in 2004.

All Other Fees. PricewaterhouseCoopers LLP billed Houghton Mifflin nominal fees and expenses during the years ended December 31, 2005 and 2004 for all other services, all of which constituted permitted services.

During 2005, in each case where approval was sought for the provision of non-audit services, the Audit Committee considered whether the independent auditors’ provision of such services to the Company was compatible with maintaining the auditors’ independence, and determined that it was compatible.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedule for the three years ended December 31, 2005: Schedule II—Consolidated Valuation and Qualifying Accounts is on page 54.

Houghton Mifflin has omitted all other schedules because the required information has been included in the consolidated financial statements or notes or the schedules are not required to be submitted.

3. Houghton Mifflin has filed the Exhibits listed in the accompanying Index to Exhibits on page 61 as part of this Report.

HOUGHTON MIFFLIN COMPANY

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004, and 2003

(In thousands of dollars)

		Additions				Deductions		Balance at end of year
	Balance at beginning of year	Charged to cost and expense		Charged to other accounts
2005
Allowance for bad debts	$5,000	$535		$—		$715	(4)	$4,820
Allowance for book returns	32,315	90,625		—		93,451	(2)	29,489
Allowance for author advances	45,968	4,591		—		357	(3)	50,202
Allowance for inventory valuation	60,704	22,753		—		25,832	(5)	57,625

2004
Allowance for bad debts	$4,336	$1,194		$—		$530	(4)	$5,000
Allowance for book returns	29,316	90,351		—		87,352	(2)	32,315
Allowance for author advances	38,949	7,251		—		232	(3)	45,968
Allowance for inventory valuation	61,534	24,668		—		25,498	(5)	60,704

2003
Allowance for bad debts	$7,061	$976	(4)	$(2,500	)(1)	$1,318	(4)	$4,336
Allowance for book returns	32,568	92,342		—		95,594	(2)	29,316
Allowance for authors’ advances	33,211	4,965		1,000		227	(3)	38,949
Allowance for inventory valuation	50,211	21,639		11,752	(1)	22,068	(5)	61,534

(1)	Reflects additions (deductions) to the allowance from acquisitions.
(2)	Books actually returned during the year.
(3)	Write-offs of unearned author advances.
(4)	Write-offs of uncollectible customer receivables, net of recoveries.
(5)	Inventory physically destroyed during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholder

of HM Publishing Corp:

Our audits of the consolidated financial statements referred to in our reports dated March 30, 2006 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholder

of Houghton Mifflin Company:

Our audits of the consolidated financial statements referred to in our reports dated March 30, 2006 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

HM PUBLISHING CORP. HOUGHTON MIFFLIN COMPANY Registrants

By:	/s/ ANTHONY LUCKI
Anthony Lucki President and Chief Executive Officer

March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY LUCKI Anthony Lucki	President, Chief Executive Officer, and Director (principal executive officer)	March 30, 2006

/s/ STEPHEN C. RICHARDS Stephen C. Richards	Executive Vice President, Chief Operating Officer, and Chief Financial Officer	March 30, 2006

/s/ CHARLES BRIZIUS Charles Brizius	Director	March 30, 2006

/s/ ROBERT FRIEDMAN Robert Friedman	Director	March 30, 2006

/s/ STEPHEN GANDY Stephen Gandy	Director	March 30, 2006

/s/ JONATHAN GOODMAN Jonathan Goodman	Director	March 30, 2006

/s/ SETH LAWRY Seth Lawry	Director	March 30, 2006

/s/ JAMES LEVY James Levy	Director	March 30, 2006

/s/ MARK NUNNELLY Mark Nunnelly	Director	March 30, 2006

/s/ MICHAEL PERIK Michael Perik	Director	March 30, 2006

/s/ JAMES QUELLA James Quella	Director	March 30, 2006

/s/ SCOTT SPERLING Scott Sperling	Director	March 30, 2006

/s/ MICHAEL WARD Michael Ward	Director	March 30, 2006

EXHIBIT INDEX

Exhibit Number	Description	Page Number in this Report
3.1	Restated Articles of Organization	Filed as Exhibit 3.1 to Registrants’ quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated by reference into this report

3.2	By-Laws	Filed as Exhibit 3.2 to Registrants’ quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated by reference into this report

4.1	Indenture, dated as of January 30, 2003, between Houghton Mifflin Company and Wells Fargo Bank Minnesota, N.A., regarding the 9.785% Senior Subordinated Notes due 2013	Filed as Exhibit 4.1 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.2	Indenture, dated as of January 30, 2003, between Houghton Mifflin Company and Wells Fargo Bank Minnesota, N.A, regarding the 8.250% Senior Notes due 2011	Filed as Exhibit 4.2 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.3	Form of 9.785% Senior Subordinated Notes due 2013	Contained in Exhibit 4.1

4.4	Form of 8.250% Senior Notes due 2011	Contained in Exhibit 4.2

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

4.7	Indenture, dated as of October 3, 2003, between HM Publishing Corp. and Wells Fargo Bank Minnesota N.A., regarding the 11.5% Senior Discount Notes due 2013	Filed as Exhibit 4.11 to HM Publishing Corp.’s Registration Statement on Form S-4 on November 24, 2003, and incorporated by reference to this report

4.8	Form of 11.5% Senior Discount Notes due 2013	Contained in Exhibit 4.7

4.9

Exchange and Registration Rights Agreement, dated as of October 3, 2003, among HM Publishing Corp. and Deutsche Bank Securities Inc., CIBC World Markets Corp., Goldman, Sachs & Co., Fleet Securities, Inc. and Banc One Capital Markets, Inc., regarding the 11.5% Senior Discount Notes due 2013

Filed as Exhibit 4.13 to HM Publishing Corp.’s Registration Statement on Form S-4 on November 24, 2003, and incorporated by reference into this report

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

10.3	Second Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of November 22, 2005.	Filed herewith

10.4	Pledge and Security and Collateral Trust Agreement, dated as of December 30, 2002, between Versailles Acquisition Corporation and Canadian Imperial Bank of Commerce	Filed as Exhibit 10.3 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.5	Pledge and Security Agreement, dated as of December 30, 2002, between Versailles U.S. Holding Inc. and Canadian Imperial Bank of Commerce	Filed as Exhibit 10.4 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.6	Share Purchase Agreement, dated as of November 4, 2002, among Vivendi Universal, S.A., Vivendi Communications North America, Inc., and Versailles Acquisition Corporation	Filed as Exhibit 10.5 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.7	Amendment No. 1 to Share Purchase Agreement, dated as of December 29, 2002, among Vivendi Universal S.A., Vivendi Communications North America, Inc., and Versailles Acquisition Corporation	Filed as Exhibit 10.6 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report

10.8	Form of Senior Executive Retention Agreement and amendment letter thereto *	Filed as Exhibit 10.7 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.9	Trust Agreement for Houghton Mifflin Holdings, Inc. 2003 Deferred Compensation Plan*	Filed as Exhibit 10.8 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.10	2003 Deferred Compensation Plan*	Filed as Exhibit 10.9 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.11	Form of 2003 Senior Executive Retention Agreement Waiver and Election*	Filed as Exhibit 10.10 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.12	Employment Agreement of Mr. Gerald T. Hughes*	Filed as Exhibit 10.13 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.13	Employment Agreement of Mr. Anthony Lucki*	Filed as Exhibit 10.1 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report

10.14	2005 Management Incentive Compensation Plan*	Filed as Exhibit 10.2 to Registrants’ quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated by reference into this report
10.15

Stockholders Agreement, dated as of December 30, 2002, among Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Bain Capital, LLC, Thomas H. Lee Partners, L.P., and The Blackstone Group L.P

Filed as Exhibit 10.15 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

10.16

Management Agreement, dated as of December 30, 2002, among Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Bain Capital Partners LLC, THL Managers V, L.L.C., and Blackstone Management Partners III L.L.C

Filed as Exhibit 10.16 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

10.17	First Amendment to Lease by and among Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant, dated as of July 25, 2002	Filed as Exhibit 10.17 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report

10.18	Second Amendment to Lease by and among Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant, dated as of October 1, 2002	Filed as Exhibit 10.18 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.19	Office Lease by and between Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant	Filed as Exhibit 10.19 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.20	Lease by and between Two Twenty Two Berkeley Venture, as Landlord, and Houghton Mifflin Company, as Tenant	Filed as Exhibit 10.20 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on May 30, 2003 and incorporated by reference into this report

10.21	Fourth Amendment to Lease by and between Two Twenty Two Berkeley Ventures, as Landlord, and Houghton Mifflin Company, as Tenant	Filed as Exhibit 10.1 to Registrants’ quarterly report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated by reference into this report

10.22	Amended and Restated Lease between Five Hundred Boylston West Venture, as Landlord, and Houghton Mifflin Company, as Tenant, dated as of July 28, 2005	Filed as Exhibit 10.2 to Registrants’ quarterly report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated by reference to this report

10.23	Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan*	Filed as Exhibit 10.26 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

10.24	Form of Employment Security Agreement*	Filed as Exhibit 10.28 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

10.25	Form of Option Agreement under the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan*	Filed as Exhibit 10.29 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

16.1	Letter from Ernst & Young LLP dated July 10, 2003	Filed as Exhibit 16.1 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

21.1	Subsidiaries of the Registrant	Filed herewith

Exhibit Number	Description	Page Number in this Report
31.1	Certification by Anthony Lucki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Stephen C. Richards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Anthony Lucki pursuant to Section 13350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Stephen C. Richards pursuant to Section 13350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Denotes a management contract or compensation plan.