Form 10-Q
period 2006-06-30
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2006-08-10
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether HM Publishing Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether Houghton Mifflin Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐            Accelerated Filer ☐            Non-accelerated Filer ☒

Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Exchange Act.  Yes ☐    No ☒

The number of shares outstanding of HM Publishing Corp.’s common stock as of August 10, 2006 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of August 10, 2006 was 1,000 shares.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
NET SALES	$319,369	$324,941	$453,771	$457,295
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	133,663	133,142	209,465	214,342
Pre-publication and publishing rights amortization	38,297	44,541	74,307	87,377

Cost of sales	171,960	177,683	283,772	301,719
Selling and administrative	143,360	123,783	268,691	249,995
Other intangible asset amortization	1,046	946	1,991	1,890

	316,366	302,412	554,454	553,604

OPERATING INCOME (LOSS)	3,003	22,529	(100,683)	(96,309)

OTHER EXPENSE
Net interest expense	(33,710)	(33,553)	(65,389)	(66,058)
Other income (expense)	13	(10)	21	(20)

	(33,697)	(33,563)	(65,368)	(66,078)

Loss from continuing operations before taxes	(30,694)	(11,034)	(166,051)	(162,387)
Income tax provision (benefit)	2,559	(3,723)	(6,312)	(58,479)

Loss from continuing operations	(33,253)	(7,311)	(159,739)	(103,908)
Income (loss) from discontinued operations, net of tax	—	1,898	(440)	412

NET LOSS	$(33,253)	$(5,413)	$(160,179)	$(103,496)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
NET SALES	$319,369	$324,941	$453,771	$457,295
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	133,663	133,142	209,465	214,342
Pre-publication and publishing rights amortization	38,297	44,541	74,307	87,377

Cost of sales	171,960	177,683	283,772	301,719
Selling and administrative	143,360	123,783	268,691	249,995
Other intangible asset amortization	1,046	946	1,991	1,890

	316,366	302,412	554,454	553,604

OPERATING INCOME (LOSS)	3,003	22,529	(100,683)	(96,309)

OTHER EXPENSE
Net interest expense	(27,828)	(28,277)	(53,938)	(55,787)
Other income (expense)	13	(10)	21	(20)

	(27,815)	(28,287)	(53,917)	(55,807)

Loss from continuing operations before income taxes	(24,812)	(5,758)	(154,600)	(152,116)
Income tax provision (benefit)	13,335	(1,955)	(45,436)	(55,038)

Loss from continuing operations	(38,147)	(3,803)	(109,164)	(97,078)
Income (loss) from discontinued operations, net of tax	—	1,898	(440)	412

NET LOSS	$(38,147)	$(1,905)	$(109,604)	$(96,666)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	JUNE 30, 2006	DECEMBER 31, 2005	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,174	$227,068	$12,174	$227,068
Accounts receivable, less allowance for bad debts and book returns of $18,987 at June 30, 2006 and $34,309 at December 31, 2005	251,313	175,030	251,313	175,030
Inventories	216,642	175,148	216,642	175,148
Deferred income taxes	43,260	67,964	119,402	68,398
Prepaid expenses and other current assets	8,668	9,038	8,668	9,038
Current assets from discontinued operations	—	55,184	—	55,184

TOTAL CURRENT ASSETS	532,057	709,432	608,199	709,866
Property, plant, and equipment, net	139,102	123,196	139,102	123,196
Pre-publication costs	193,436	174,335	193,436	174,335
Royalty advances to authors, net of allowance of $49,243 at June 30, 2006 and $50,202 at December 31, 2005	28,629	27,533	28,629	27,533
Goodwill	611,663	590,004	611,663	590,004
Other intangible assets, net	583,133	619,021	583,133	619,021
Other assets and long-term receivables	54,073	59,251	49,518	54,400

TOTAL ASSETS	$2,142,093	$2,302,772	$2,213,680	$2,298,355

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$7	$—	$7
Short term borrowings	61,500	—	61,500	—
Accounts payable	99,365	92,245	99,365	92,245
Due to parent	4,572	4,364	5,208	5,001
Royalties payable	35,548	62,195	35,548	62,195
Salaries, wages, and commissions payable	29,424	59,732	29,424	59,732
Interest payable	40,789	40,238	40,789	40,238
Other	83,046	71,640	81,926	70,519
Current liabilities from discontinued operations	—	13,311	—	13,311

TOTAL CURRENT LIABILITIES	354,244	343,732	353,760	343,248
Long-term debt	1,344,755	1,332,569	1,139,607	1,138,576
Accrued pension benefits	63,538	57,314	63,538	57,314
Accrued postretirement benefits	57,452	57,480	57,452	57,480
Deferred income taxes	189,894	221,755	242,009	237,286
Other	32,604	30,480	32,604	30,480

TOTAL LIABILITIES	2,042,487	2,043,330	1,888,970	1,864,384
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(367,267)	(207,088)	(287,406)	(177,802)
Other comprehensive loss	(2,884)	(3,227)	(2,884)	(3,227)

TOTAL STOCKHOLDER’S EQUITY	99,606	259,442	324,710	433,971

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,142,093	$2,302,772	$2,213,680	$2,298,355

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(160,179)	$(103,496)	$(109,604)	$(96,666)
Income (loss) from discontinued operations	(440)	412	(440)	412

	$(159,739)	$(103,908)	$(109,164)	$(97,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	5,276	5,310	4,980	5,013
Non-cash interest expense	11,147	10,255	—	281
Depreciation and amortization expense	94,599	109,339	94,599	109,339
Deferred income taxes	(6,893)	(59,330)	(46,017)	(55,889)
Non-cash stock-based compensation expense	652	—	652	—
Changes in operating assets and liabilities:
Accounts receivable	(73,575)	(52,599)	(73,575)	(52,599)
Inventories	(41,324)	(72,141)	(41,324)	(72,141)
Accounts payable	6,515	19,861	6,515	19,861
Royalties and author advances, net	(27,979)	(30,469)	(27,979)	(30,469)
Interest payable	551	366	551	366
Other, net	(21,543)	(10,550)	(21,551)	(10,550)

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(212,313)	(183,866)	(212,313)	(183,866)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(1,216)	8,503	(1,216)	8,503

NET CASH USED IN OPERATING ACTIVITIES	(213,529)	(175,363)	(213,529)	(175,363)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of short-term investments	(57,750)	(58,075)	(57,750)	(58,075)
Proceeds from sales of short-term investments	57,750	112,275	57,750	112,275
Pre-publication costs	(54,191)	(48,873)	(54,191)	(48,873)
Additions to property, plant, and equipment	(33,526)	(22,879)	(33,526)	(22,879)
Proceeds from sale of business	42,187	—	42,187	—
Acquisition of business, net of cash acquired	(19,102)	—	(19,102)	—

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(64,632)	(17,552)	(64,632)	(17,552)
NET CASH USED IN DISCONTINUED OPERATIONS	(5)	(1,564)	(5)	(1,564)

NET CASH USED IN INVESTING ACTIVITIES	(64,637)	(19,116)	(64,637)	(19,116)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Borrowings under revolving credit facility	66,500	82,500	66,500	82,500
Payment of revolving credit facility	(5,000)	(13,000)	(5,000)	(13,000)
Payment of short-term financing	(7)	(19)	(7)	(19)

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,493	69,481	61,493	69,481

Effects of exchange rate changes on cash balances	93	(45)	93	(45)
Decrease in cash and cash equivalents	(216,580)	(125,043)	(216,580)	(125,043)
Cash and cash equivalents at January 1	227,068	148,120	227,068	148,120
Cash and cash equivalents of discontinued operations at January 1	1,686	3,238	1,686	3,238
Net decrease in cash and cash equivalents	(216,580)	(125,043)	(216,580)	(125,043)
Less: cash and cash equivalents of discontinued operations at June 30	—	(6,670)	—	(6,670)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,174	$19,645	$12,174	$19,645

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”), a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited condensed consolidated financial statements present Publishing and Houghton Mifflin as of June 30, 2006 and December 31, 2005, and for the three and six month periods ended June 30, 2006 and for the three and six month periods ended June 30, 2005. Other than Publishing’s debt obligation, related deferred issuance costs and associated accrued liabilities, related interest expense, and income tax expense (benefit), all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2005 included in Publishing and Houghton Mifflin’s Form 10-K for the year ended December 31, 2005, filed on March 30, 2006. All adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for the fair statement of this interim financial information have been included.

Results of the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, Inc. This sale was completed and all activities of Promissor ceased during January 2006. The Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Certain other reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2006 interim financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect of this interpretation on its financial statements.

(3) PARENT COMPANY REORGANIZATION

In May 2006, the Company engaged in a reorganization transaction pursuant to which three new companies were formed, Houghton Mifflin Holding Company, Inc. (“Parent”), Houghton Mifflin, LLC (“Issuer”), and Houghton Mifflin Finance, Inc. (“Co-issuer”). To effectuate the reorganization, Holdings’ equity holders contributed their equity in Holdings in exchange for equity in Parent. Upon completion of this reorganization, the Sponsors and management of the Company beneficially own Parent, Issuer is a wholly owned subsidiary of Parent, and Holdings is a majority-owned subsidiary of Issuer.

In addition, Issuer completed the offering of $300 million aggregate principal of Floating Rate Senior PIK Notes due 2011 (the “Notes”) in a private placement. The net proceeds from this offering were used to pay a dividend to Parent, which in turn paid a dividend to owners of Class L common stock of the Parent. The Notes are unsecured and are not guaranteed by any of the assets of either Publishing or Houghton Mifflin, and accordingly, this debt is not included in the financial statements of either Publishing or Houghton Mifflin.

In connection with this transaction, Houghton Mifflin paid bonuses totaling approximately $21.7 million to certain members of its management and recorded a corresponding compensation charge to selling and administrative expense in the second quarter of 2006.

(4) ACQUISITION

On May 31, 2006, the Company entered into an asset purchase agreement with Achievement Technologies, Inc. (“ATI”), a privately held software solution and service company, to acquire ATI’s research-based instructional and tutoring product, SkillsTutor, for $18.5 million in cash, plus transaction costs. The agreement also provides for contingent payments of up to $4.0 million, based upon the achievement of certain performance targets over the next three years, which will be included in the purchase price when and if incurred.

Additionally, the agreement provides ATI with a license to use SkillsTutor in connection with ATI’s ongoing business and retained assets, and also provides the Company with an option to purchase certain retained assets of ATI on or before June 15, 2007.

The ATI transaction is being accounted for under the purchase method of accounting. Accordingly, the results of operations of the purchased assets are included in the Company’s consolidated financial statements from the date of acquisition. The results are included in the Company’s K-12 Publishing reportable segment.

The Company has allocated the purchase price to the ATI assets acquired and liabilities assumed at estimated fair values at the date of acquisition. The excess of the purchase price over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. The valuation of assets and liabilities has been determined and the purchase price has been preliminarily allocated as follows:

Goodwill	$21,659
Accounts receivable	1,234
Amortizable intangible assets	3,860
Indefinite lived intangible assets	1,460
Other current assets	62
Accounts payable and accrued liabilities	(3,206)
Deferred revenue—current portion	(4,252)
Deferred revenue—noncurrent portion	(1,715)

Total purchase price	$19,102

The $3.9 million of amortizable intangible assets included $3.1 million of software and $0.8 million of customer relationships, both with a 3-year economic consumption life. The $1.5 million of indefinite lived intangible assets relate to an acquired tradename. The $21.7 million of goodwill was assigned to the Company’s K-12 Publishing segment.

The acquisition of the ATI assets is not material to the Company as a whole and therefore no pro forma financial information has been provided.

(5) DISCONTINUED OPERATIONS

On January 23, 2006, Houghton Mifflin sold Promissor, Inc. for cash proceeds of $42.2 million. The results from operations and cash flows of Promissor have been segregated and classified as discontinued operations in the accompanying financial statements. Promissor had net sales of $3.5 million and $33.8 million for the six months ended June 30, 2006 and 2005, respectively. The net loss from discontinued operations for the six months ended June 30, 2006 was $0.4 million as compared to net income from discontinued operations for the six months ended June 30, 2005 of $0.4 million. The net income from discontinued operations for the three months ended June 30, 2005 was $1.9 million. There was no net income or net loss from discontinued operations for the three months ended June 30, 2006.

(6) BALANCE SHEET INFORMATION

Inventories, net of applicable reserves, consist of the following:

	JUNE 30, 2006	DECEMBER 31, 2005
Finished goods	$203,379	$160,416
Raw materials	13,263	14,732

	$216,642	$175,148

(7) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	JUNE 30, 2006		DECEMBER 31, 2005
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$611,663	$—	$590,004	$—
Publication rights	698,722	412,078	698,722	372,270
Trademarks and trade names	291,660	—	290,200	—
Customer related and other	14,003	9,174	10,143	7,774

	$1,616,048	$421,252	$1,589,069	$380,044

The Company recorded amortization expense for its amortizable intangible assets of $20.7 million and $25.8 million for the three months ended June 30, 2006 and 2005, respectively, and $41.2 million and $51.6 million for the six months ended June 30, 2006 and 2005, respectively.

(8) PRE-PUBLICATION COSTS

Effective January 1, 2006, Houghton Mifflin changed the service life attributed to most pre-publication costs in the K-12 Publishing segment from three to five years. The change in service life is the result of management’s review of sales history as well as future sales projections, which indicated that a 5-year life more closely matches amortization expense to the period over which Houghton Mifflin will recognize the revenue related to these pre-publication investments. Based on its review, management believes that the sum-of-the-years digits method for these pre-publication costs remains appropriate. The effect of this change for the six months ended June 30, 2006 was a decrease in operating loss of $11.3 million and a decrease in net loss from continuing operations of $8.0 million. The effect of this change for the three months ended June 30, 2006 was a decrease in operating loss of $5.6 million and a decrease in net loss from continuing operations of $8.6 million.

(9) DEBT AND BORROWING AGREEMENTS

Long-term debt consists of the following:

	JUNE 30, 2006	DECEMBER 31, 2005
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$141,614	$140,731
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,946	397,790
Senior secured revolving credit facility	61,500	—
Other	47	62

	1,201,107	1,138,583
Less: current portion of long-term debt and short term borrowings	61,500	7

Total Houghton Mifflin long-term debt	1,139,607	1,138,576
Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	205,148	193,993

Total long-term debt	$1,344,755	$1,332,569

Houghton Mifflin maintains a $250.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. There were $61.5 million of borrowings under this facility at June 30, 2006.

(10) INCOME TAXES

Publishing’s income tax benefit in the first six months of 2006 decreased $52.2 million, to $6.3 million, from $58.5 million in the first six months of 2005. The decrease in the income tax benefit for the first six months of 2006 is primarily due to the increase in the valuation allowance. This additional valuation allowance offsets the deferred tax assets recorded during the first six months related to the losses incurred. Publishing’s income tax benefit for the six months ended June 30, 2006 was reduced by an additional valuation allowance of $56.4 million. Publishing’s tax expense for the quarter ended June 30, 2006 was $2.6 million, compared to a benefit of $3.7 million for the same period of 2005.

Houghton Mifflin’s income tax benefit in the first six months of 2006 decreased $9.6 million, to $45.4 million, from $55.0 million in the first six months of 2005. The decrease in benefit is primarily related to a lower estimated annual effective tax rate for 2006 as compared to 2005. Houghton Mifflin had a tax provision of $13.4 million for the quarter ended June 30, 2006, as compared to a tax benefit of $2.0 million for the same period of 2005. Houghton Mifflin recorded an income tax provision in the quarter ended June 30, 2006 due to a change in the estimated annual effective tax rate.

The difference between Publishing’s $6.3 million benefit for the first six months of 2006 and Houghton Mifflin’s $45.4 million benefit for the first six months of 2006 relates primarily to the different methods used to compute Publishing’s and Houghton Mifflin’s income tax benefit, and to management’s assessment that Publishing requires an additional valuation allowance. Historically, the provision for income taxes, for both Publishing and Houghton Mifflin, in interim periods was based on estimated annual effective tax rates derived, in part, from estimated annual pre-tax results. In the first quarter of 2006 management concluded that the limitation on recognition of future net operating losses would have a significant impact on Publishing’s annual estimated effective tax rate. Accordingly, the benefit for income taxes for Publishing for the three and six months ended June 30, 2006 is computed based on the actual effective tax rate applying the discrete method. Publishing also requires an additional valuation allowance since Publishing does not anticipate sufficient taxable income in the near term to realize certain deferred tax assets. The income tax benefit for Houghton Mifflin is calculated for the first six months of 2006 based upon Houghton Mifflin’s loss for the first six months of 2006 and an estimated annual effective tax rate of 29.4%.

(11) COMPREHENSIVE LOSS

Comprehensive loss for the Company is primarily computed as the sum of the Company’s net loss and changes in cumulative translation adjustment. The following table sets forth the calculations of the Company’s comprehensive loss for the three and six months ended June 30, 2006 and 2005.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Net loss	$(33,253)	$(5,413)	$(160,179)	$(103,496)
Change in cumulative translation adjustment	259	(255)	343	(372)

Comprehensive loss	$(32,994)	$(5,668)	$(159,836)	$(103,868)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Net loss	$(38,147)	$(1,905)	$(109,604)	$(96,666)
Change in cumulative translation adjustment	259	(255)	343	(372)

Comprehensive loss	$(37,888)	$(2,160)	$(109,261)	$(97,038)

(12) STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going forward basis and, as a result, the prior period results have not been restated. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense is $326,000 and $652,000 for the three and six months ended June 30, 2006, respectively, and is included in selling and administrative expense. Previously the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the consolidated financial statements.

Participants in the Houghton Mifflin Holding Company, Inc. 2003 Stock Option Plan, which replaced the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan, (“Option Plan”) have been granted stock options to purchase shares of Parent’s Class A Common Stock in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

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

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net loss for the three and six month periods ended June 30, 2005 as if the Company had determined compensation cost based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2005	2005	2005	2005
Net loss as reported	$(5,413)	$(103,496)	$(1,905)	$(96,666)
Deduct: stock compensation expense, net of related tax effects	(93)	(188)	(93)	(188)

Pro forma net loss	$(5,506)	$(103,684)	$(1,998)	$(96,854)

The Company uses the Black Scholes option-pricing model to calculate the fair value for stock options on the date of grant with the following assumptions used for grants.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Expected life (years)	5	5
Expected dividend yield	0.0%	0.0%
Expected volatility	35.0%	35.0%
Risk-free interest rate	3.5%	3.75%

Stock option activity during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	95.3	$223
Granted	—	—
Exercised	0.4	100
Forfeited	—	—

Balance at June 30, 2006	94.9	$223

Vested and exercisable at June 30, 2006	12.3	$100

The weighted-average fair value of options granted in the three and six months ended June 30, 2005 was $37.01 and $37.47, respectively. The weighted average remaining contractual life of options outstanding at June 30, 2006 was 8 years. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.3 million.

As of June 30, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 5.2 years.

(13) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table summarizes the components of net periodic cost of Houghton Mifflin’s plans as of and for the financial statement periods ended June 30, 2006 and 2005:

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005
Service cost	$5,366	$5,501	$560	$547
Interest cost	6,117	5,934	1,269	1,541
Expected return on plan assets	(5,592)	(4,693)	—	—
Amortization of unrecognized:
Net (gain)/loss	137	124	(176)	—
Prior service cost/(benefit)	354	346	(104)	(103)

Net periodic benefit cost	$6,382	$7,212	$1,549	$1,985

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute $20.0 million to its pension plans in 2006. As of June 30, 2006, no contributions have been made.

(14) COMMITMENTS AND CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $31.8 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $24.6 million of letters of credit existed at June 30, 2006, $18.2 million of which backed performance and surety bonds. Under the terms of the Revolver, outstanding letters of credit are deducted from the remaining unused borrowing capacity.

(15) SEGMENT AND RELATED INFORMATION

The Company evaluates the performance of its segments based on the profit and loss from operations before interest income and expense and income taxes.

Summarized financial information concerning Houghton Mifflin’s reportable segments is shown in the following tables. Substantially all of the Company’s revenues are derived in the United States. In January 2006, the Company sold the Promissor business, which had historically been included in Other. The consolidated financial information reported below has been adjusted to remove the results of Promissor from Other for all periods presented. In connection with the anticipated sale of the Promissor business, the Company changed its method of allocating certain corporate expenses in the fourth quarter of 2005. The financial information reported below reflects the impact of these changes on all periods presented.

In the second quarter of 2006, in connection with the offering of $300 million Floating Rate Senior PIK Notes by Issuer, the Company paid a special bonus to certain members of management, and recorded an expense of $21.7 million. This expense is included in Other for the three and six month periods ended June 30, 2006 presented below.

THREE MONTHS ENDED JUNE 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2006
Net sales from external customers	$253,502	$37,249	$28,618	$—	$319,369
Segment operating income (loss)	42,157	(7,043)	(1,713)	(30,398)	3,003
2005
Net sales from external customers	$261,068	$35,446	$28,427	$—	$324,941
Segment operating income (loss)	45,625	(12,264)	(5,742)	(5,090)	22,529

SIX MONTHS ENDED JUNE 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2006
Net sales from external customers	$339,311	$60,942	$53,518	$—	$453,771
Segment operating loss	(32,897)	(26,109)	(6,139)	(35,538)	(100,683)
2005
Net sales from external customers	$346,510	$55,411	$55,374	$—	$457,295
Segment operating loss	(37,704)	(36,650)	(10,538)	(11,417)	(96,309)

Reconciliation of segment operating losses to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Total income (loss) from reportable segments	$3,003	$22,529	$(100,683)	$(96,309)
Unallocated expense:
Net interest expense	(33,710)	(33,553)	(65,389)	(66,058)
Other	13	(10)	21	(20)

Loss from continuing operations before income taxes	$(30,694)	$(11,034)	$(166,051)	$(162,387)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Total income (loss) from reportable segments	$3,003	$22,529	$(100,683)	$(96,309)
Unallocated expense:
Net interest expense	(27,828)	(28,277)	(53,938)	(55,787)
Other	13	(10)	21	(20)

Loss from continuing operations before income taxes	$(24,812)	$(5,758)	$(154,600)	$(152,116)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Houghton Mifflin is a leading publisher in the K-12 and college education, trade and reference, and educational and clinical testing markets in the United States. A diverse portfolio of products and services is offered within each of these markets, including textbooks, workbooks, supplemental materials, technology-based products, teaching guides, various types of standardized and customized tests, and a range of trade and reference titles. The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant.

The Company has seven divisions that offer products and services. These divisions are grouped in three reportable segments:

•	K-12 Publishing This segment consists of four divisions: School Division, McDougal Littell, Great Source Education Group, and the Assessment Division (which includes Riverside and Edusoft). This reportable segment sells textbooks, instructional materials and services, tests for measuring achievement and aptitude, clinical and special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

•	College Publishing The College Division is the sole business unit reported in this segment. This reporting segment sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two and four year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

•	Trade and Reference Publishing This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher management reports functionally to the Trade and Reference Division. This reportable segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. The principal markets for these products are retail stores, including Internet bookstore sites and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors, and businesses.

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, a developer and provider of testing services and products for professional certification and licensure. The sale was completed and all activities of Promissor ceased during January 2006. The Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on the Company’s year-to-year revenues. No single customer accounts for more than 10% of consolidated net sales. In management’s opinion, a loss of a single customer would not have a material adverse effect on the Company. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of its products can materially affect year-to-year revenue performance. The impact of inflation and changing prices has not had a material impact on the Company’s consolidated financial statements and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating income/(loss), and other information from the unaudited consolidated statements of operations. The amounts presented below have been rounded, where appropriate, to agree to the amounts disclosed in the unaudited consolidated statements of operations.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(IN MILLIONS)
Net sales:
K-12 Publishing	$253.5	$261.1	$339.3	$346.5
College Publishing	37.2	35.4	60.9	55.4
Trade and Reference Publishing	28.6	28.4	53.5	55.4

Total net sales	319.4	324.9	453.8	457.3
Cost of sales excluding pre-publication and publishing rights amortization	133.7	133.1	209.5	214.3
Pre-publication and publishing rights amortization	38.3	44.5	74.3	87.4

Cost of sales	172.0	177.7	283.8	301.7
Selling and administrative	143.4	123.8	268.7	250.0
Other intangible asset amortization	1.0	1.0	2.0	1.9

Operating income (loss)	3.0	22.5	(100.7)	(96.3)
Net interest expense	(33.7)	(33.6)	(65.4)	(66.1)
Other income	—	—	—	—

Loss from continuing operations before taxes	(30.7)	(11.0)	(166.1)	(162.4)
Income tax provision (benefit)	2.6	(3.7)	(6.3)	(58.5)

Loss from continuing operations	(33.3)	(7.3)	(159.7)	(103.9)
Income (loss) from discontinued operations, net of tax	—	1.9	(0.4)	0.4

Net loss	$(33.3)	$(5.4)	$(160.2)	$(103.5)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	41.9	41.0	46.2	46.9
Pre-publication and publishing rights amortization	12.0	13.7	16.4	19.1

Cost of sales	53.9	54.7	62.6	66.0
Selling and administrative	44.9	38.1	59.2	54.7
Other intangible asset amortization	0.3	0.3	0.4	0.4

Operating income (loss)	0.9	6.9	(22.2)	(21.1)
Net interest expense	(10.6)	(10.3)	(14.4)	(14.5)
Other income	—	—	—	—

Loss from continuing operations before taxes	(9.6)	(3.4)	(36.6)	(35.5)
Income tax provision (benefit)	0.8	(1.1)	(1.4)	(12.8)

Loss from continuing operations	(10.4)	(2.2)	(35.2)	(22.7)
Income (loss) from discontinued operations, net of tax	—	0.6	(0.1)	0.1

Net Loss	(10.4)%	(1.7)%	(35.3)%	(22.6)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(IN MILLIONS)
Net sales:
K-12 Publishing	$253.5	$261.1	$339.3	$346.5
College Publishing	37.2	35.4	60.9	55.4
Trade and Reference Publishing	28.6	28.4	53.5	55.4

Total net sales	319.3	324.9	453.8	457.3
Cost of sales excluding pre-publication and publishing rights amortization	133.7	133.1	209.5	214.3
Pre-publication and publishing rights amortization	38.3	44.5	74.3	87.4

Cost of sales	172.0	177.7	283.8	301.7
Selling and administrative	143.4	123.8	268.7	250.0
Other intangible asset amortization	1.0	1.0	2.0	1.9

Operating income (loss)	3.0	22.5	(100.7)	(96.3)
Net interest expense	(27.8)	(28.3)	(53.9)	(55.8)
Other income	—	—	—	—

Loss from continuing operations before taxes	(24.8)	(5.8)	(154.6)	(152.1)
Income tax provision (benefit)	13.3	(2.0)	(45.4)	(55.0)

Loss from continuing operations	(38.1)	(3.8)	(109.2)	(97.1)
Income (loss) from discontinued operations, net of tax	—	1.9	(0.4)	0.4

Net loss	$(38.1)	$(1.9)	$(109.6)	$(96.7)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	41.9	41.0	46.2	46.9
Pre-publication and publishing rights amortization	12.0	13.7	16.4	19.1

Cost of sales	53.9	54.7	62.6	66.0
Selling and administrative	44.9	38.1	59.2	54.7
Other intangible asset amortization	0.3	0.3	0.4	0.4

Operating income (loss)	0.9	6.9	(22.2)	(21.1)
Net interest expense	(8.7)	(8.7)	(11.9)	(12.2)
Other income	—	—	—	—

Loss from continuing operations before taxes	(7.8)	(1.8)	(34.1)	(33.3)
Income tax provision (benefit)	4.2	(0.6)	(10.0)	(12.0)

Loss from continuing operations	(11.9)	(1.2)	(24.1)	(21.2)
Income (loss) from discontinued operations, net of tax	—	0.6	(0.1)	0.1

Net loss	(11.9)%	(0.6)%	(24.2)%	(21.1)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net Sales

The Company’s net sales for the quarter ended June 30, 2006 decreased $5.5 million, or 1.7%, to $319.4 million from $324.9 million in the second quarter of 2005.

K-12 Publishing. The K-12 Publishing segment’s net sales in the second quarter of 2006 decreased $7.6 million, or 2.9%, to $253.5 million from net sales of $261.1 million in the second quarter of 2005. The decrease in net sales is primarily due to lower sales of secondary math due to decreased adoption opportunities in 2006, the timing of sales of secondary social studies products, and lower sales in the Assessment Division, partially offset by higher sales in elementary reading and secondary language arts.

College Publishing. The College Publishing segment’s net sales in the second quarter of 2006 increased $1.8 million, or 5.1%, to $37.2 million from $35.4 million in the second quarter of 2005 primarily due to higher sales of frontlist math titles and higher backlist sales of math and Spanish programs.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the second quarter of 2006 increased $0.2 million, or 0.7%, to $28.6 million from $28.4 million in the second quarter of 2005. Significant sales in the second quarter of 2006 included Everyman by Phillip Roth and Curious George titles.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the second quarter of 2006 increased $0.6 million, or 0.5%, to $133.7 million from $133.1 million in the second quarter of 2005. The modest increase is due to increases in editorial and implementation costs of $3.2 million and $3.9 million, respectively, partially offset by decreases in manufacturing costs of $4.1 million and royalty costs of $3.0 million. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales increased to 41.9% in the second quarter of 2006 from 41.0% in the second quarter of 2005 due to the higher editorial and implementation costs.

Pre-publication and Publishing Rights Amortization

Effective January 1, 2006, Houghton Mifflin changed the service life attributed to most pre-publication costs in the K-12 Publishing segment from three to five years. The change in service lives is the result of management’s review of sales history as well as future sales projections, which indicated that a 5-year life more closely matches amortization expense to the period over which Houghton Mifflin will recognize the revenue related to these pre-publication investments. Based on its review, management believes that the sum-of-the-years-digits method for these pre-publication costs remains appropriate. The effect of this change in the second quarter of 2006 was a decrease in operating loss of approximately $5.6 million and a decrease in net loss from continuing operations of approximately $8.0 million.

The Company’s pre-publication and publishing rights amortization in the second quarter of 2006 decreased $6.2 million, or 13.9%, to $38.3 million from $44.5 million in the same period in 2005. The decrease is attributable primarily to lower publishing rights amortization of $5.1 million, as well as lower pre-publication amortization of $1.1 million. The change in estimate described above resulted in a $5.6 million decrease in pre-publication amortization in the second quarter of 2006, which was offset by higher amortization related to new products introduced in 2006. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 12.0% in the second quarter of 2006 from 13.7% in the second quarter of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the second quarter of 2006 increased $19.6 million, or 15.8%, to $143.4 million from $123.8 million in the second quarter of 2005. The change is primarily the result of a special bonus of $21.7 million paid to certain members of management in connection with Issuer’s offering of $300 million Floating Rate Senior PIK Notes in the second quarter of 2006. This increase was partially offset by lower administrative and fulfillment costs. Selling and administrative expenses increased as a percentage of net sales to 44.9% in the second quarter of 2006 from 38.1% in the second quarter of 2005, due to the special management bonus charge in 2006.

Operating Income

The Company’s operating income for the three months ended June 30, 2006 decreased $19.5 million, or 86.7%, to $3.0 million from $22.5 million for the same period in 2005. The decrease in operating income is primarily a result of the special management bonus discussed above.

K-12 Publishing. The K-12 Publishing segment’s operating income for the three months ended June 30, 2006 decreased $3.4 million to $42.2 million from $45.6 million for the same period in 2005. The decrease is due to higher editorial and implementation costs related to development of future products, and lower net sales, partially offset by lower manufacturing costs.

College Publishing. The College Publishing segment’s operating loss in the second quarter of 2006 decreased $5.3 million to $7.0 million from a loss of $12.3 million in 2005. The decrease in the operating loss is primarily due to lower publishing rights amortization expense, and slightly higher net sales, partially offset by increased pre-publication amortization and higher selling and marketing costs.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss decreased $4.0 million to $1.7 million from an operating loss of $5.7 million for the second quarter of 2005. The operating loss decrease is primarily the result of lower royalty costs due to the mix of product sales, and increased revenue from certain licensing rights that are not royalty bearing, partially offset by higher selling expenses.

Net Interest Expense

Publishing’s consolidated net interest expense in the second quarter of 2006 was relatively flat at $33.7 million, as compared to $33.6 million for the same period in 2005. The incremental interest expense from the $265 million senior discount notes was offset by lower interest expense due to lower average borrowings outstanding under the Revolver and an increase in interest income from short-term investments.

Houghton Mifflin’s net interest expense in the second quarter of 2006 decreased $0.5 million, or 1.8%, to $27.8 million from $28.3 million in the second quarter of 2005. The decrease in expense was the result of decreased interest expense due to lower average borrowings outstanding under the Revolver and a corresponding increase in interest income from short-term investments in 2006.

Income Taxes

Publishing’s income tax provision in the second quarter of 2006 was $2.6 million, as compared to a tax benefit of $3.7 million in the second quarter of 2005. The decrease in the income tax benefit for the three months ended June 30, 2006 is primarily due to the increase in the valuation allowance. This additional valuation allowance offsets the deferred tax assets recorded during the three months ended June 30, 2006 related to the losses incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Houghton Mifflin’s income tax provision in the second quarter of 2006 was $13.4 million, as compared to a tax benefit of $2.0 million for the same period in 2005. Houghton Mifflin recorded an income tax expense for the three-month period ending June 30, 2006 due to a change in the estimated annual effective tax rate.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Sales

The Company’s net sales for the six months ended June 30, 2006 decreased $3.5 million, or 0.8%, to $453.8 million from $457.3 million in the first six months of 2005.

K-12 Publishing. The K-12 Publishing segment’s net sales in the first six months of 2006 decreased $7.2 million, or 2.1%, to $339.3 million from net sales of $346.5 million in the first six months of 2005. The decrease in net sales is mainly due to lower sales of secondary math, the timing of sales of secondary social studies product, and lower sales in the Assessment Division, partially offset by higher sales in elementary reading and science and secondary language arts.

College Publishing. The College Publishing segment’s net sales in the first six months of 2006 increased $5.5 million, or 9.9%, to $60.9 million from $55.4 million in the first six months of 2005 primarily due to higher sales of frontlist history and math titles, higher sales of backlist titles, including math and English, and a higher opening balance of unshipped orders in the first quarter of 2006.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the first six months of 2006 decreased $1.9 million, or 3.4%, to $53.5 million from $55.4 million in the first six months of 2005 primarily due to higher sales in the 2005 period from adult hardcover titles, including Three Nights in August and Extremely Loud and Incredibly Close, and The Gourmet Cookbook, which were partially offset by strong sales from the Curious George titles, in connection with the film release in the first quarter of 2006.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the first six months of 2006 decreased $4.8 million, or 2.2%, to $209.5 million from $214.3 million in the first six months of 2005.

Pre-publication and Publishing Rights Amortization

Effective January 1, 2006, Houghton Mifflin changed the service life attributed to most pre-publication costs in the K-12 Publishing segment from three to five years. The change in service lives is the result of management’s review of sales history as well as future sales projections, which indicated that a 5-year life more closely matches amortization expense to the period over which Houghton Mifflin will recognize the revenue related to these pre-publication investments. Based on its review, management believes that the sum-of-the-years digits method for these pre-publication costs remains appropriate. The effect of this change for the first six months of 2006 was a decrease in operating loss of $11.3 million and a decrease in net loss from continuing operations of $8.0 million. The impact in fiscal year 2006 of this change is estimated to be a reduction of amortization expense of approximately $23.0 million. The estimated impact is in part based on pre-publication costs that are budgeted to be placed in service in 2006. As a result, the actual impact of this change in estimate may differ.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The Company’s pre-publication and publishing rights amortization in the first six months of 2006 decreased $13.1 million, or 15.0%, to $74.3 million from $87.4 million in the same period in 2005. The decrease is attributable primarily to lower publishing rights amortization of $10.2 million, as well as lower pre-publication amortization of $2.9 million. The change in estimate described previously resulted in a $11.3 million decrease in pre-publication amortization in the first six months of 2006, which was partially offset by higher pre-publication amortization related to new products introduced in the year. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 16.4% in the first six months of 2006 from 19.1% in the same period of 2005.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the first six months of 2006 increased $18.7 million, or 7.5%, to $268.7 million from $250.0 million in the first six months of 2005. The increase is primarily the result of the special management bonus of approximately $21.7 million paid in the second quarter of 2006, partially offset by lower administrative and fulfillment costs. Selling and administrative expenses increased as a percentage of net sales to 59.2% in the first six months of 2006 from 54.7% in the first six months of 2005, due to the special management bonus paid in 2006.

Operating Loss

The Company’s operating loss for the first six months ended June 30, 2006 increased $4.4 million, or 4.6%, to $100.7 million from an operating loss of $96.3 million for the same period in 2005. The decrease in operating income is the result of the special management bonus discussed above.

K-12 Publishing. The K-12 Publishing segment’s operating loss for the six months ended June 30, 2006 decreased $4.8 million to $32.9 million from a loss of $37.7 million for the same period in 2005. The decreased operating loss is primarily due to lower manufacturing costs and prepublication and publishing rights amortization, partially offset by higher editorial and implementation costs related to the development of future product, and lower net sales.

College Publishing. The College Publishing segment’s operating loss in the first six months of 2006 decreased $10.6 million to $26.1 million from a loss of $36.7 million in 2005. The decrease in operating loss is primarily a result of lower publishing rights amortization expense and increased net sales, partially offset by higher pre-publication amortization.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss decreased $4.4 million to $6.1 million from an operating loss of $10.5 million for the first six months of 2005. The decrease in operating loss is primarily a result of decreased manufacturing and royalty expenses, due to the mix of product sales, and increased revenue from certain licensing rights that are not royalty bearing. These decreases were partially offset by the decrease in net sales.

Net Interest Expense

Publishing’s consolidated net interest expense in the first six months of 2006 decreased $0.7 million, or 1.1%, to $65.4 million from $66.1 million in the first six months of 2005. The incremental interest expense from the $265 million Senior Discount Notes in 2006 was offset by lower interest expense related to the Revolver, due to lower average borrowings outstanding as compared to 2005, and increased interest income from short-term investments as compared to 2005.

Houghton Mifflin’s net interest expense in the first six months of 2006 decreased $1.9 million, or 3.4%, to $53.9 million from $55.8 million in the first six months of 2005. The decrease was the result of decreased interest expense due to lower average borrowings outstanding under the Revolver, and a corresponding increase in interest income from short-term investments in 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Income Taxes

Publishing’s income tax benefit in the first six months of 2006 decreased $52.2 million, to $6.3 million, from $58.5 million in the first six months of 2005. The decrease in the income tax benefit for the first six months of 2006 is primarily due to the increase in the valuation allowance. This additional valuation allowance offsets the deferred tax assets recorded during the first six months related to the losses incurred. Publishing’s income tax benefit for the six months ended June 30, 2006 was reduced by an additional valuation allowance of $56.4 million.

Houghton Mifflin’s income tax benefit in the first six months of 2006 decreased $9.6 million, to $45.4 million, from $55.0 million in the first six months of 2005. The decrease in benefit is primarily related to a lower estimated annual effective tax rate for 2006 as compared to 2005.

The difference between Publishing’s $6.3 million benefit for the first six months of 2006 and Houghton Mifflin’s $45.4 million benefit for the first six months of 2006 relates primarily to the different methods used to compute Publishing’s and Houghton Mifflin’s income tax benefit, and to management’s assessment that Publishing requires an additional valuation allowance. Historically, the provision for income taxes, for both Publishing and Houghton Mifflin, in interim periods was based on estimated annual effective tax rates derived, in part, from estimated annual pre-tax results. In the first quarter of 2006 management concluded that the limitation on recognition of future net operating losses would have a significant impact on Publishing’s annual estimated effective tax rate. Accordingly, the benefit for income taxes for Publishing for the three and six months ended June 30, 2006 is computed based on the actual effective tax rate applying the discrete method. Publishing also requires an additional valuation allowance since Publishing does not anticipate sufficient taxable income in the near term to realize certain deferred tax assets. The income tax benefit for Houghton Mifflin is calculated for the first six months of 2006 based upon Houghton Mifflin’s loss for the first six months of 2006 and an estimated annual effective tax rate of 29.4%.

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. The Company currently funds such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s net cash used in continuing operating activities was $212.3 million in the first six months of 2006, a $28.4 million increase from the $183.9 million of cash used in operating activities during the first six months of 2005. The increase in cash used is primarily a result of the $21.7 million payment of the special management bonus in the second quarter of 2006, decreased cash inflow from accounts receivable due to timing of collections, and an increase in cash outflow from accounts payable, due to timing of payments. These increases in cash used in continuing operating activities were partially offset by lower inventory purchases in the first six months of 2006 as compared to the first six months of 2005.

Investing Activities

The Company’s net cash used in investing activities was $64.6 million for the six months ended June 30, 2006, an increase of $47.0 million from the $17.6 million used in the same period in 2005. The increase is primarily due to a $54.2 million decrease in cash proceeds from the sales of short-term investments in 2006 as compared to 2005, cash used to acquire certain assets of ATI of $19.1 million, an increase in capital expenditures of $10.6 million resulting from investments in back-office systems and new technology platforms and tools used to support online products across all divisions, and an increase in pre-publication expenditures of $5.3 million for new product development. These increases in cash used in continuing investing activities were partially offset by cash proceeds from the sale of Promissor of $42.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Financing Activities

The Company’s net cash provided by financing activities decreased by $8.0 million to $61.5 million from $69.5 million in 2005. The decrease is due to lower borrowings under the Revolver in the first six months of 2006 as compared to 2005.

Debt

The Company’s primary source of liquidity will continue to be cash flow generated from operations as well as funds available under the $250.0 million Revolver. As of June 30, 2006, the Company had $61.5 million of borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, $225.4 million was available to borrow. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the twelve months ended June 30, 2006.

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

Information about market risks for the period ended June 30, 2006 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934, as of June 30, 2006, and has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 because of the material weakness in the Company’s internal control over financial reporting discussed below.

The Company determined that, as of December 31, 2005, it had a deficiency in internal control over financial reporting related to the inability of the Company to reconcile its royalty accrual balance to an underlying trial balance. Although the Company has existing controls over payments to authors, the input of data into the royalty system, and the posting of entries from the royalty system to the general ledger, the reconciliation of the balance sheet accrual is considered an important control. This control deficiency did not result in a restatement or adjustment of the Company’s interim or annual consolidated financial statements, but it represents a material weakness. This material weakness continued to exist as of June 30, 2006.

During the fiscal quarter ended June 30, 2006, the Company continued to develop a remediation plan to eliminate this material weakness, including adding additional resources in the royalty department as well as assigning one of its information technology personnel full-time to evaluate whether trial balance functionality is feasible within the current royalty system. Additionally, management is working to identify and implement alternative mitigating controls in the event that trial balance functionality cannot be achieved. As of June 30, 2006, these remediation efforts, and the Company’s evaluation of its internal controls over the royalty accrual, are continuing.

Other than as discussed in the preceding paragraph, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	First Amended and Restated Stockholders Agreement, dated as of May 9, 2006, among Houghton Mifflin Holding Company, Inc., Houghton Mifflin, LLC, Houghton Mifflin Finance, Inc., Houghton Mifflin Holdings, Inc., Houghton Mifflin Company, HM Publishing Corp., and Certain Stockholders of Houghton Mifflin Holdings, Inc.

10.2	Amended and Restated Management Agreement, dated as of May 9, 2006 by and between Houghton Mifflin Company, Houghton Mifflin Holding Company, Inc., Houghton Mifflin Holdings, Inc., THL Managers V, L.L.C., Bain Capital Partners, L.L.C., and Blackstone Management Partners III L.L.C..

10.3	Asset Purchase Agreement by and among Achievement Technologies, Inc., Tibbar, LLC, Tibbar FF, LLC, Monitor Clipper Equity Partners, L.P., Monitor Clipper Equity Partners (Foreign), L.P., Michael Perik, and Houghton Mifflin Company, dated as of May 31, 2006.

10.4	Option Agreement by and between Achievement Technologies, Houghton Mifflin Company, and Tibbar LLC, Tibbar FF, LLC, Monitor Clipper Equity Partners, L.P., Monitor Clipper Equity Partners (Foreign), L.P., and Michael Perik.

10.5	Consulting Agreement between Houghton Mifflin Company and Steve Gandy, dated as of June 1, 2006.

31.1	Certification by Anthony Lucki pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by Stephen C. Richards pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen C. Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 10, 2006