Form 10-Q
period 2006-09-30
HM PUBLISHING CORP; HOUGHTON MIFFLIN CO
filed 2006-11-09
CIK 1268384, 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of HM Publishing Corp.’s common stock as of November 9, 2006 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of November 9, 2006 was 1,000 shares.

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

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
NET SALES	$600,961	$610,084	$1,054,732	$1,067,379
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	188,169	194,576	397,634	408,918
Pre-publication and publishing rights amortization	38,810	47,551	113,117	134,928

Cost of sales	226,979	242,127	510,751	543,846
Selling and administrative	133,668	144,146	402,359	394,141
Other intangible asset amortization	1,319	1,231	3,310	3,121

	361,966	387,504	916,420	941,108

OPERATING INCOME	238,995	222,580	138,312	126,271

OTHER EXPENSE
Interest expense	(35,188)	(34,368)	(102,984)	(101,574)
Interest income	358	170	2,765	1,319

Net interest expense	(34,830)	(34,198)	(100,219)	(100,255)
Other income (expense)	5	16	26	(5)

	(34,825)	(34,182)	(100,193)	(100,260)

Income from continuing operations before taxes	204,170	188,398	38,119	26,011
Income tax provision	28,192	66,560	21,880	8,081

Income from continuing operations	175,978	121,838	16,239	17,930
Loss from discontinued operations, net of tax	—	(506)	(440)	(94)

NET INCOME	$175,978	$121,332	$15,799	$17,836

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
NET SALES	$600,961	$610,084	$1,054,732	$1,067,379
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	188,169	194,576	397,634	408,918
Pre-publication and publishing rights amortization	38,810	47,551	113,117	134,928

Cost of sales	226,979	242,127	510,751	543,846
Selling and administrative	133,668	144,146	402,359	394,141
Other intangible asset amortization	1,319	1,231	3,310	3,121

	361,966	387,504	916,420	941,108

OPERATING INCOME	238,995	222,580	138,312	126,271

OTHER EXPENSE
Interest expense	(29,307)	(29,093)	(85,652)	(86,028)
Interest income	358	170	2,765	1,319

Net, interest expense	(28,949)	(28,923)	(82,887)	(84,709)
Other income (expense)	5	16	26	(5)

	(28,944)	28,907	(82,861)	(84,714)

Income from continuing operations before income taxes	210,051	193,673	55,451	41,557
Income tax provision	60,629	69,135	15,193	14,097

Income from continuing operations	149,422	124,538	40,258	27,460
Loss from discontinued operations, net of tax	—	(506)	(440)	(94)

NET INCOME	$149,422	$124,032	$39,818	$27,366

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNA UDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	SEPTEMBER 30, 2006	DECEMBER 31, 2005	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,020	$227,068	$50,020	$227,068
Accounts receivable, less allowance for bad debts and book returns of $39,385 at September 30, 2006 and $34,309 at December 31, 2005	408,920	175,030	408,920	175,030
Inventories	180,387	175,148	180,387	175,148
Deferred income taxes	51,687	67,964	43,277	68,398
Prepaid expenses and other current assets	11,516	9,038	11,516	9,038
Current assets from discontinued operations	—	55,184	—	55,184

TOTAL CURRENT ASSETS	702,530	709,432	694,120	709,866
Property, plant, and equipment, net	145,019	123,196	145,019	123,196
Pre-publication costs	202,087	174,335	202,087	174,335
Royalty advances to authors, net of allowance of $50,199 at September 30, 2006 and $50,202 at December 31, 2005	27,602	27,533	27,602	27,533
Goodwill	612,593	590,004	612,593	590,004
Other intangible assets, net	561,276	619,021	561,276	619,021
Other assets and long-term receivables	51,821	59,251	47,415	54,400

TOTAL ASSETS	$2,302,928	$2,302,772	$2,290,112	$2,298,355

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$7	$—	$7
Accounts payable	109,841	92,245	109,841	92,245
Due to parent	4,924	4,364	5,561	5,001
Royalties payable	49,786	62,195	49,786	62,195
Salaries, wages, and commissions payable	42,671	59,732	42,671	59,732
Interest payable	15,450	40,238	15,450	40,238
Other	87,924	71,640	86,804	70,519
Current liabilities from discontinued operations	—	13,311	—	13,311

TOTAL CURRENT LIABILITIES	310,596	343,732	310,113	343,248
Long-term debt	1,350,962	1,332,569	1,140,081	1,138,576
Accrued pension benefits	46,930	57,314	46,930	57,314
Accrued postretirement benefits	57,450	57,480	57,450	57,480
Deferred income taxes	226,514	221,755	226,514	237,286
Other	34,697	30,480	34,697	30,480

TOTAL LIABILITIES	2,027,149	2,043,330	1,815,785	1,864,384
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(191,289)	(207,088)	(137,984)	(177,802)
Other comprehensive loss	(2,689)	(3,227)	(2,689)	(3,227)

TOTAL STOCKHOLDER’S EQUITY	275,779	259,442	474,327	433,971

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,302,928	$2,302,772	$2,290,112	$2,298,355

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income	$15,799	$17,836	$39,818	$27,366
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations	440	94	440	94
Amortization of debt discount and deferred financing costs	7,914	7,964	7,469	7,520
Non-cash interest expense	16,875	15,377	—	276
Depreciation and amortization expense	143,035	168,001	143,035	168,001
Deferred income taxes	21,277	6,780	14,590	12,795
Non-cash stock-based compensation expense	978	—	978	—
Changes in operating assets and liabilities:
Accounts receivable	(231,072)	(207,720)	(231,072)	(207,720)
Inventories	(4,994)	(55,224)	(4,994)	(55,224)
Accounts payable	16,908	43,624	16,908	43,624
Royalties and author advances, net	(12,716)	(11,369)	(12,716)	(11,369)
Interest payable	(24,788)	(24,984)	(24,788)	(24,984)
Other, net	(20,928)	(13,349)	(20,940)	(13,349)

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(71,272)	(52,970)	(71,272)	(52,970)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(1,216)	11,143	(1,216)	11,143

NET CASH USED IN OPERATING ACTIVITIES	(72,488)	(41,827)	(72,488)	(41,827)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of short-term investments	(57,750)	(58,075)	(57,750)	(58,075)
Proceeds from sales of short-term investments	57,750	112,275	57,750	112,275
Pre-publication costs	(80,964)	(79,645)	(80,964)	(79,645)
Additions to property, plant, and equipment	(48,446)	(41,127)	(48,446)	(41,127)
Acquisition of publication rights	—	(4,000)	—	(4,000)
Proceeds from sale of business	42,187	—	42,187	—
Acquisition of business, net of cash acquired	(19,102)	—	(19,102)	—

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(106,325)	(70,572)	(106,325)	(70,572)
NET CASH USED IN DISCONTINUED OPERATIONS	(5)	(2,449)	(5)	(2,449)

NET CASH USED IN INVESTING ACTIVITIES	(106,330)	(73,021)	(106,330)	(73,021)

CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings under revolving credit facility	118,500	115,500	118,500	115,500
Payment of revolving credit facility	(118,500)	(115,500)	(118,500)	(115,500)
Payment of short-term financing	(7)	(19)	(7)	(19)
Payment of long-term financing	(40)	—	(40)	—

NET CASH USED IN FINANCING ACTIVITIES	(47)	(19)	(47)	(19)

Effects of exchange rate changes on cash balances	131	(61)	131	(61)
Decrease in cash and cash equivalents	(178,865)	(114,867)	(178,865)	(114,867)
Cash and cash equivalents at January 1	227,068	148,120	227,068	148,120
Cash and cash equivalents of discontinued operations at January 1	1,686	3,238	1,686	3,238
Net decrease in cash and cash equivalents	(178,865)	(114,867)	(178,865)	(114,867)
Less: cash and cash equivalents of discontinued operations at September 30	—	(1,978)	—	(1,978)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,020	$34,452	$50,020	$34,452

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”), a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited condensed consolidated financial statements present Publishing and Houghton Mifflin as of September 30, 2006 and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and for the three and nine month periods ended September 30, 2005. Other than Publishing’s debt obligation, related deferred issuance costs and associated accrued liabilities, related interest expense, and income tax expense (benefit), all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

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

Results of the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect of this interpretation on its financial statements.

In September, the FASB issued Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 123(R),” (SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement becomes effective for the Company for its December 31, 2007 year-end, but early adoption is allowed. The provisions of SFAS No. 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Based on the funded status of the Company’s pension and postretirement benefit plans in the December 31, 2005 Annual Report of Form 10-K, the adoption of SFAS No. 158 will result in the following estimated impacts: the recognition of a $17.1 million liability and $17.1 million of other comprehensive loss. The ultimate impact is contingent on plan assets returns and assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans as of the date of adoption.

Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company for its December 31, 2008 year-end. The funded status of the Company’s pension and other postretirement benefit plans are currently measured as of September 30.

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

The Company has allocated the purchase price to the ATI assets acquired and liabilities assumed at estimated fair values at the date of acquisition. The excess of the purchase price over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill. The valuation of assets and liabilities has been determined and the purchase price has been allocated as follows:

Goodwill	$22,589
Accounts receivable	1,234
Amortizable intangible assets	4,390
Other current assets	62
Accounts payable and accrued liabilities	(3,206)
Deferred revenue—current portion	(4,252)
Deferred revenue—noncurrent portion	(1,715)

Total purchase price	$19,102

The $4.4 million of amortizable intangible assets included $3.1 million of software, $0.8 million of customer relationships and $0.5 million of a tradename, all with a 3-year life. The $22.6 million of goodwill was assigned to the Company’s K-12 Publishing reportable segment.

The acquisition of the ATI assets is not material to the Company as a whole and therefore no pro forma financial information has been provided.

(5) DISCONTINUED OPERATIONS

On January 23, 2006, Houghton Mifflin sold Promissor, Inc. for cash proceeds of $42.2 million. The results from operations and cash flows of Promissor have been segregated and classified as discontinued operations in the accompanying financial statements. Promissor had net sales of $3.5 million and $50.6 million for the nine months ended September 30, 2006 and 2005, respectively. The net loss from discontinued operations for the nine months ended September 30, 2006 and 2005 was $0.4 million and $94,000, respectively. The net income from discontinued operations for the three months ended September 30, 2005 was $0.5 million. There was no net income or net loss from discontinued operations for the three months ended September 30, 2006.

(6) BALANCE SHEET INFORMATION

Inventories, net of applicable reserves, consist of the following:

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Finished goods	$170,559	$160,416
Raw materials	9,828	14,732

	$180,387	$175,148

(7) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	SEPTEMBER 30, 2006		DECEMBER 31, 2005
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$612,593	$—	$590,004	$—
Publication rights	698,722	431,978	698,722	372,270
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	14,534	10,202	10,143	7,774

	$1,616,049	$442,180	$1,589,069	$380,044

The Company recorded amortization expense for its amortizable intangible assets of $20.9 million and $26.1 million for the three months ended September 30, 2006 and 2005, respectively, and $62.1 million and $77.8 million for the nine months ended September 30, 2006 and 2005, respectively.

(8) PRE-PUBLICATION COSTS

Effective January 1, 2006, Houghton Mifflin changed the service life attributed to most pre-publication costs in the K-12 Publishing segment from three to five years. The change in service life is the result of management’s review of sales history as well as future sales projections, which indicated that a 5-year life more closely matches amortization expense to the period over which Houghton Mifflin will recognize the revenue related to these pre-publication investments. Based on its review, management believes that the sum-of-the-years digits method for these pre-publication costs remains appropriate. The effect of this change for the nine months ended September 30, 2006 was an increase in operating income of $17.6 million and an increase in income from continuing operations of $12.8 million. The effect of this change for the three months ended September 30, 2006 was an increase in operating income of $5.9 million and an increase in income from continuing operations of $4.3 million.

(9) DEBT AND BORROWING AGREEMENTS

Long-term debt consists of the following:

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$142, 055	$140,731
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	398,025	397,790
Senior secured revolving credit facility	—	—
Other	1	62

	1,140,081	1,138,583
Less: current portion of long-term debt and short term borrowings	—	7

Total Houghton Mifflin long-term debt	1,140,081	1,138,576
Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	210,881	193,993

Total long-term debt	$1,350,962	$1,332,569

Houghton Mifflin maintains a $250.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. There were no borrowings under this facility at September 30, 2006.

(10) INCOME TAXES

Historically, the provision for income taxes, for both Publishing and Houghton Mifflin, in interim periods was based on estimated annual effective tax rates derived, in part, from estimated annual pre-tax results. In the first quarter of 2006 management concluded that the limitation on recognition of future net operating losses would have a significant impact on Publishing’s annual estimated effective tax rate. Accordingly, the provision for income taxes for Publishing for the three and nine months ended September 30, 2006 is computed based on the actual effective tax rate applying the discrete method. Publishing also requires a valuation allowance since Publishing does not anticipate sufficient taxable income in the near term to realize certain deferred tax assets. The income tax provision for Houghton Mifflin is calculated for the first nine months of 2006 based upon Houghton Mifflin’s income before taxes for the first nine months of 2006 and an estimated annual effective tax rate of 27.4%.

Publishing’s income tax expense in the first nine months of 2006 increased $13.8 million, to $21.9 million, from $8.1 million in the first nine months of 2005. The increase in the income tax provision for the first nine months of 2006 is due to the increase in the valuation allowance of $7.0 million and the increase in income before taxes. The increase in the valuation allowance offsets deferred tax assets recorded during the first nine months of 2006. Publishing’s tax provision for the quarter ended September 30, 2006 was $28.2 million, compared to a provision of $66.6 million for the same period of 2005. The decrease in the income tax provision is primarily due to the method used to calculate the provision in 2006 compared to 2005.

Houghton Mifflin’s income tax provision in the first nine months of 2006 increased $1.1 million, to $15.2 million, from $14.1 million in the first nine months of 2005. The increase in provision is primarily related to an increase in operating income in 2006, offset by a lower effective tax rate. The impact of items not deductible for tax purposes on a lower projected loss before taxes for 2006 results in a lower effective tax rate. Houghton Mifflin had a tax provision of $60.6 million for the quarter ended September 30, 2006, as compared to a tax provision of $69.1 million for the same period of 2005. The decrease in the provision is primarily related to a lower estimated effective tax rate in 2006.

(11) COMPREHENSIVE INCOME

Comprehensive loss for the Company is primarily computed as the sum of the Company’s net income and changes in cumulative translation adjustment. The following table sets forth the calculations of the Company’s comprehensive income for the three and nine months ended September 30, 2006 and 2005.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net income	$175,978	$121,332	$15,799	$17,836
Change in cumulative translation adjustment	195	(179)	538	(551)

Comprehensive income	$176,173	$121,153	$16,337	$17,285

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net income	$149,422	$124,032	$39,818	$27,366
Change in cumulative translation adjustment	195	(179)	538	(551)

Comprehensive income	$149,617	$123,853	$40,356	$26,815

(12) STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going forward basis and, as a result, the prior period results have not been restated. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense is $326,000 and $978,000 for the three and nine months ended September 30, 2006, respectively, and is included in selling and administrative expense. Previously the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the consolidated financial statements.

Participants in the Houghton Mifflin Holding Company, Inc. 2003 Stock Option Plan, which replaced the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan (“Option Plan”), have been granted stock options to purchase shares of Parent’s Class A Common Stock in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

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

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net loss for the three and nine month periods ended September 30, 2005 as if the Company had determined compensation cost based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2005	2005	2005
Net income as reported	$121,332	$17,836	$124,032	$27,366
Deduct: stock compensation expense, net of related tax effects	(90)	(279)	(90)	(279)

Pro forma net income	$121,242	$17,557	$123,942	$27,087

The Company uses the Black Scholes option-pricing model to calculate the fair value for stock options on the date of grant with the following assumptions used for grants.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Expected life (years)	5	5
Expected dividend yield	0.0%	0.0%
Expected volatility	35.0%	35.0%
Risk-free interest rate	3.5%	3.75%

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Expected life (years)	5	5
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	45.0%
Risk-free interest rate	5.04%	5.04%

Stock option activity during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	95.3	$223
Granted	4.9	790
Exercised	(1.6)	100
Forfeited	(4.6)	334

Balance at September 30, 2006	94.0	$244

Vested and exercisable at September 30, 2006	16.2	$100

The weighted-average fair value of options granted in the three and nine months ended September 30, 2006 was $365. The weighted-average fair value of options granted in the three and nine months ended September 30, 2005 was $150 and $236, respectively. The weighted average remaining contractual life of options outstanding at September 30, 2006 was 7.5 years. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.3 million. There were no exercises in 2005.

As of September 30, 2006, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 5.9 years.

(13) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table summarizes the components of net periodic cost of Houghton Mifflin’s plans as of and for the financial statement periods ended September 30, 2006 and 2005:

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Service cost	$8,057	$8,249	$840	$820
Interest cost	9,195	8,896	1,903	2,312
Expected return on plan assets	(8,405)	(7,035)	—	—
Amortization of unrecognized:
Net (gain)/loss	206	186	(264)	—
Prior service cost/(benefit)	531	519	(155)	(155)

Net periodic benefit cost	$9,584	$10,815	$2,324	$2,977

As of September 30, 2006, the Company contributed $20.0 million to its pension plans. No other contributions are expected to be made in 2006.

(14) COMMITMENTS AND CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $20.4 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $13.0 million of letters of credit existed at September 30, 2006, $4.6 million of which backed performance and surety bonds. Under the terms of the Revolver, outstanding letters of credit are deducted from the remaining unused borrowing capacity.

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

In the second quarter of 2006, in connection with the offering of $300 million Floating Rate Senior PIK Notes by Issuer, the Company paid a special bonus to certain members of management, and recorded an expense of $21.7 million. This expense is included in Other for the nine month period ended September 30, 2006 presented below.

THREE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2006
Net sales from external customers	$440,593	$119,727	$40,641	$—	$600,961
Segment operating income (loss)	193,429	43,003	6,424	(3,861)	238,995
2005
Net sales from external customers	$451,605	$118,258	$40,221	$—	$610,084
Segment operating income (loss)	186,806	37,819	7,851	(9,896)	222,580

NINE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2006
Net sales from external customers	$779,904	$180,669	$94,159	$—	$1,054,732
Segment operating income (loss)	160,533	16,894	286	(39,401)	138,312
2005
Net sales from external customers	$798,115	$173,669	$95,595	$—	$1,067,379
Segment operating income (loss)	149,102	1,169	(2,687)	(21,313)	126,271

Reconciliation of segment operating income to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Total income from reportable segments	$238,995	$222,580	$138,312	$126,271
Unallocated expense:
Net interest expense	(34,830)	(34,198)	(100,219)	(100,255)
Other	5	16	26	(5)

Income from continuing operations before income taxes	$204,170	$188,398	$38,119	$26,011

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Total income from reportable segments	$238,995	$222,580	$138,312	$126,271
Unallocated expense:
Net interest expense	(28,949)	(28,923)	(82,887)	(84,709)
Other	5	16	26	(5)

Income from continuing operations before income taxes	$210,051	$193,673	$55,451	$41,557

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, a developer and provider of testing services and products for professional certification and licensure. The sale was completed and all activities of Promissor ceased during January 2006. The Company’s 2005 consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating income, and other information from the unaudited consolidated statements of operations. The amounts presented below have been rounded, where appropriate, to agree to the amounts disclosed in the unaudited consolidated statements of operations.

	HM PUBLISHING CORP.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(IN MILLIONS)
Net sales:
K-12 Publishing	$440.6	$451.6	$779.9	$798.1
College Publishing	119.7	118.3	180.7	173.7
Trade and Reference Publishing	40.7	40.2	94.1	95.6

Total net sales	601.0	610.1	1,054.7	1,067.4
Cost of sales excluding pre-publication and publishing rights amortization	188.2	194.6	397.6	408.9
Pre-publication and publishing rights amortization	38.8	47.6	113.1	134.9

Cost of sales	227.0	242.2	510.7	543.8
Selling and administrative	133.7	144.1	402.4	394.1
Other intangible asset amortization	1.3	1.2	3.3	3.1

Operating income	239.0	222.6	138.3	126.3
Net interest expense	(34.8)	(34.2)	(100.2)	(100.3)
Other income	—	—	—	—

Income from continuing operations before taxes	204.2	188.4	38.1	26.0
Income tax provision	28.2	66.6	21.9	8.1

Income from continuing operations	176.0	121.8	16.2	17.9
Loss from discontinued operations, net of tax	—	(0.5)	(0.4)	(0.1)

Net income	$176.0	$121.3	$15.8	$17.8

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	31.3	31.9	37.7	38.4
Pre-publication and publishing rights amortization	6.5	7.8	10.7	12.6

Cost of sales	37.8	39.7	48.4	51.0
Selling and administrative	22.2	23.6	38.2	36.9
Other intangible asset amortization	0.2	0.2	0.3	0.3

Operating income	39.8	36.5	13.1	11.8
Net interest expense	(5.8)	(5.6)	(9.5)	(9.4)
Other income	—	—	—	—

Income from continuing operations before taxes	34.0	30.9	3.6	2.4
Income tax provision	4.7	10.9	2.1	0.8

Income from continuing operations	29.3	20.0	1.5	1.7
Loss from discontinued operations, net of tax	—	(0.1)	—	—

Net income	29.3%	19.9%	1.5%	1.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(IN MILLIONS)
Net sales:
K-12 Publishing	$440.6	$451.6	$779.9	$798.1
College Publishing	119.7	118.3	180.7	173.7
Trade and Reference Publishing	40.7	40.2	94.1	95.6

Total net sales	601.0	610.1	1,054.7	1,067.4
Cost of sales excluding pre-publication and publishing rights amortization	188.2	194.6	397.6	408.9
Pre-publication and publishing rights amortization	38.8	47.6	113.1	134.9

Cost of sales	227.0	242.2	510.7	543.8
Selling and administrative	133.7	144.1	402.4	394.1
Other intangible asset amortization	1.3	1.2	3.3	3.1

Operating income	239.0	222.6	138.3	126.3
Net interest expense	(28.9)	(28.9)	(82.9)	(84.7)
Other income	—	—	—	—

Income from continuing operations before taxes	210.1	193.7	55.4	41.6
Income tax provision	60.6	69.1	15.2	14.1

Income from continuing operations	149.4	124.5	40.2	27.5
Loss from discontinued operations, net of tax	—	(0.5)	(0.4)	(0.1)

Net income	$149.4	$124.0	$39.8	$27.4

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
	(AS A PERCENTAGE OF NET SALES)
Net sales	100%	100%	100%	100%
Cost of sales excluding pre-publication and publishing rights amortization	31.3	31.9	37.7	38.4
Pre-publication and publishing rights amortization	6.5	7.8	10.7	12.6

Cost of sales	37.8	39.7	48.4	51.0
Selling and administrative	22.2	23.6	38.2	36.9
Other intangible asset amortization	0.2	0.2	0.3	0.3

Operating income	39.8	36.5	13.2	11.8
Net interest expense	(4.8)	(4.7)	(7.9)	(7.9)
Other income	—	—	—	—

Income from continuing operations before taxes	35.0	31.7	5.3	3.9
Income tax provision	10.1	11.3	1.4	1.3

Income from continuing operations	24.9	20.4	3.8	2.6
Loss from discontinued operations, net of tax	—	(0.1)	—	—

Net income	24.9%	20.3%	3.8%	2.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

The Company’s net sales for the quarter ended September 30, 2006 decreased $9.1 million, or 1.5%, to $601.0 million from $610.1 million in the third quarter of 2005.

K-12 Publishing. The K-12 Publishing segment’s net sales in the third quarter of 2006 decreased $11.0 million, or 2.4%, to $440.6 million from net sales of $451.6 million in the third quarter of 2005. The decrease in net sales is primarily due to lower sales of elementary reading, elementary and secondary math, and secondary world languages and language arts due to decreased adoption opportunities in 2006 and lower sales in the Assessment Division, partially offset by higher sales in elementary science and spelling and secondary science and social studies.

College Publishing. The College Publishing segment’s net sales in the third quarter of 2006 increased $1.4 million, or 1.2%, to $119.7 million from $118.3 million in the third quarter of 2005, primarily due to higher sales of advanced placement materials in California.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the third quarter of 2006 increased $0.5 million, or 1.2%, to $40.7 million from $40.2 million in the third quarter of 2005. Significant sales in the third quarter of 2006 included Curious George titles due to the release of the Curious George movie earlier in 2006 and the children’s television show which premiered in September of 2006.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the third quarter of 2006 decreased $6.4 million, or 3.3%, to $188.2 million from $194.6 million in the third quarter of 2005. The decrease is primarily due to decreased implementation and royalty costs. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales decreased to 31.3% in the third quarter of 2006 from 31.9% in the third quarter of 2005.

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

The Company’s pre-publication and publishing rights amortization in the third quarter of 2006 decreased $8.8 million, or 18.5%, to $38.8 million from $47.6 million in the same period in 2005. The decrease is attributable primarily to lower publishing rights amortization of $5.2 million, as well as lower pre-publication amortization of $3.6 million. The change in estimate described above resulted in a $5.9 million decrease in pre-publication amortization in the third quarter of 2006, which was offset by higher amortization related to new products introduced in 2006. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 6.5% in the third quarter of 2006 from 7.8% in the third quarter of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the third quarter of 2006 decreased $10.4 million, or 7.2%, to $133.7 million from $144.1 million in the third quarter of 2005. The change is primarily the result of lower administrative, fulfillment and technology costs of $4.9 million, $2.7 million and $1.2 million, respectively. Selling and administrative expenses decreased as a percentage of net sales to 22.2% in the third quarter of 2006 from 23.6% in the third quarter of 2005.

Operating Income

The Company’s operating income for the three months ended September 30, 2006 increased $16.4 million, or 7.4%, to $239.0 million from $222.6 million for the same period in 2005. The increase in operating income is primarily a result of the lower selling and administrative expenses and pre-publication and publishing rights amortization, partially offset by the impact of the decline in in net sales compared to the prior year quarter.

K-12 Publishing. The K-12 Publishing segment’s operating income for the three months ended September 30, 2006 increased $6.6 million to $193.4 million from $186.8 million for the same period in 2005. The increase is due to lower royalty, manufacturing, and selling and administrative costs, which were offset by higher development costs related to the development of new products and lower net sales.

College Publishing. The College Publishing segment’s operating income in the third quarter of 2006 increased $5.2 million to $43.0 million from $37.8 million for the same period in 2005. The increase is primarily due to lower publishing rights amortization and advertising expense, and higher net sales, partially offset by higher selling and marketing costs.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating income decreased $1.5 million to $6.4 million from an operating income of $7.9 million for the third quarter of 2005. The operating income decrease is primarily the result of higher inventory obsolescence provision in 2006 as compared to the prior year quarter.

Net Interest Expense

Publishing’s consolidated net interest expense in the third quarter of 2006 increased $0.6 million or 1.8%, to $34.8 million, as compared to $34.2 million for the same period in 2005. The incremental increase in interest expense from the $265 million senior discount notes and interest expense due to higher average borrowings outstanding under the Revolver were partially offset by an increase in interest income from short-term investments.

Houghton Mifflin’s net interest expense in the third quarter of 2006 was flat at $28.9 million compared to $28.9 million in the third quarter of 2005. Increases in interest expense due to higher average borrowings outstanding under the Revolver were offset by an increase in interest income from short-term investments.

Income Taxes

Historically, the provision for income taxes, for both Publishing and Houghton Mifflin, in interim periods was based on estimated annual effective tax rates derived, in part, from estimated annual pre-tax results. In the first quarter of 2006 management concluded that the limitation on recognition of future net operating losses would have a significant impact on Publishing’s annual estimated effective tax rate. Accordingly, the provision for income taxes for Publishing for the three and nine months ended September 30, 2006 is computed based on the actual effective tax rate applying the discrete method. Publishing also requires a valuation allowance since

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Publishing does not anticipate sufficient taxable income in the near term to realize certain deferred tax assets. The income tax provision for Houghton Mifflin is calculated for the first nine months of 2006 based upon Houghton Mifflin’s income for the first nine months of 2006 and an estimated annual effective tax rate of 27.4%.

Publishing’s income tax provision in the third quarter of 2006 was $28.2 million, as compared to a provision of $66.6 million in the third quarter of 2005. The decrease in the income tax provision for the three-month period ended September 30, 2006 is primarily due to the method used to calculate the provision in 2006 compared to 2005.

Houghton Mifflin’s income tax provision in the third quarter of 2006 was $60.6 million, as compared to $69.1 million for the same period in 2005. The decrease in the income tax provision for the three-month period ending September 30, 2006 is due to a lower estimated effective tax rate for 2006. The impact of items not deductible for tax purposes on a lower projected loss before taxes for 2006 results in a lower effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

The Company’s net sales for the nine months ended September 30, 2006 decreased $12.7 million, or 1.2%, to $1,054.7 million from $1067.4 million in the first nine months of 2005.

K-12 Publishing. The K-12 Publishing segment’s net sales in the first nine months of 2006 decreased $18.2 million, or 2.3%, to $779.9 million from net sales of $798.1 million in the first nine months of 2005. The decrease in net sales is mainly due to lower sales of elementary reading and math, secondary math and world language, and lower sales in the Assessment Division, partially offset by higher sales in elementary and secondary science and secondary social studies.

College Publishing. The College Publishing segment’s net sales in the first nine months of 2006 increased $7.0 million, or 4.0%, to $180.7 million from $173.7 million in the first nine months of 2005 primarily due to higher sales of frontlist history and math titles and higher sales of backlist titles, including math and English.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the first nine months of 2006 decreased $1.5 million, or 1.6%, to $94.1 million from $95.6 million in the first nine months of 2005 primarily due to higher sales in the 2005 period from adult hardcover titles, including Three Nights in August, Extremely Loud and Incredibly Close, and The Gourmet Cookbook, which were partially offset by strong sales from the Curious George titles in connection with the film release in the first quarter of 2006 and the premier of the new children’s television program based on Curious George in September 2006.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the first nine months of 2006 decreased $11.3 million, or 2.8%, to $397.6 million from $408.9 million in the first nine months of 2005. The decrease is due to lower manufacturing, royalty, and editorial costs of $7.5 million, $5.9 million, and $1.5 million, respectively, offset by increases in technology and implementation costs. Cost of sales excluding pre-publication and publishing rights amortization as a percentage of net sales decreased to 37.7% in 2006 from 38.3% in the 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Pre-publication and Publishing Rights Amortization

Effective January 1, 2006, Houghton Mifflin changed the service life attributed to most pre-publication costs in the K-12 Publishing segment from three to five years. The change in service lives is the result of management’s review of sales history as well as future sales projections, which indicated that a 5-year life more closely matches amortization expense to the period over which Houghton Mifflin will recognize the revenue related to these pre-publication investments. Based on its review, management believes that the sum-of-the-years digits method for these pre-publication costs remains appropriate. The impact in fiscal year 2006 of this change is estimated to be a reduction of amortization expense of approximately $23.2 million. The estimated impact is in part based on pre-publication costs that are budgeted to be placed in service in 2006. As a result, the actual impact of this change in estimate may differ.

The Company’s pre-publication and publishing rights amortization in the first nine months of 2006 decreased $21.8 million, or 16.2%, to $113.1 million from $134.9 million in the same period in 2005. The decrease is attributable primarily to lower publishing rights amortization of $15.3 million, as well as lower pre-publication amortization of $6.5 million. The change in estimate described previously resulted in a $17.6 million decrease in pre-publication amortization in the first nine months of 2006, which was partially offset by higher pre-publication amortization related to new products introduced in the year. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 10.7% in the first nine months of 2006 from 12.6% in the same period of 2005.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the first nine months of 2006 increased $8.3 million, or 2.1%, to $402.4 million from $394.1 million in the first nine months of 2005. The increase is primarily the result of the special management bonus of approximately $21.7 million paid in the second quarter of 2006, partially offset by lower technology and fulfillment costs. Selling and administrative expenses increased as a percentage of net sales to 38.2% in the first nine months of 2006 from 36.9% in the first nine months of 2005, due to a special management bonus paid in 2006.

Operating Income

The Company’s operating income for the first nine months ended September 30, 2006 increased $12.0 million, or 9.5%, to $138.3 million from operating income of $126.3 million for the same period in 2005. The increase in operating income is the result of lower prepublication and publishing rights amortization and lower cost of sales, offset by the special management bonus discussed above and lower net sales.

K-12 Publishing. The K-12 Publishing segment’s operating income for the nine months ended September 30, 2006 increased $11.4 million or 7.7%, to $160.5 million from operating income of $149.1 million for the same period in 2005. The increased operating income is primarily due to lower manufacturing, royalty, and selling and administrative costs, and prepublication and publishing rights amortization, partially offset by higher editorial, implementation, and development costs related to the development of future products and lower net sales.

College Publishing. The College Publishing segment’s operating income in the first nine months of 2006 increased $15.7 million to $16.9 million from operating income of $1.2 million in 2005. The increase in operating income is primarily a result of lower publishing rights amortization expense and increased net sales, partially offset by higher royalty and selling expenses and pre-publication amortization.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating income increased $3.0 million to $0.3 million operating income from an operating loss of $2.7 million for the first nine

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

months of 2005. The increase is primarily a result of decreased manufacturing, editorial, and royalty expenses, due to the mix of products sold, and increased revenue from certain licensing rights that are not royalty bearing. These decreases were partially offset by increased selling expenses.

Net Interest Expense

Publishing’s consolidated net interest expense in the first nine months of 2006 decreased $0.1 million, or 0.1%, to $100.2 million from $100.3 million in the first nine months of 2005. The incremental interest expense from the $265 million Senior Discount Notes in 2006 was offset by lower interest expense related to the Revolver, due to lower average borrowings outstanding as compared to 2005, and increased interest income from short-term investments as compared to 2005.

Houghton Mifflin’s net interest expense in the first nine months of 2006 decreased $1.8 million, or 2.1%, to $82.9 million from $84.7 million in the first nine months of 2005. The decrease was the result of decreased interest expense due to lower average borrowings outstanding under the Revolver, and a corresponding increase in interest income from short-term investments in 2006.

Income Taxes

Historically, the provision for income taxes, for both Publishing and Houghton Mifflin, in interim periods was based on estimated annual effective tax rates derived, in part, from estimated annual pre-tax results. In the first quarter of 2006 management concluded that the limitation on recognition of future net operating losses would have a significant impact on Publishing’s annual estimated effective tax rate. Accordingly, the provision for income taxes for Publishing for the three and nine months ended September 30, 2006 is computed based on the actual effective tax rate applying the discrete method. Publishing also requires a valuation allowance since Publishing does not anticipate sufficient taxable income in the near term to realize certain deferred tax assets. The income tax provision for Houghton Mifflin is calculated for the first nine months of 2006 based upon Houghton Mifflin’s income for the first nine months of 2006 and an estimated annual effective tax rate of 27.4%.

Publishing’s income tax expense in the first nine months of 2006 increased $13.8 million, to $21.9 million, from $8.1 million in the first nine months of 2005. The increase in the income tax provision for the first nine months of 2006 is due to the increase in the valuation allowance of $7.0 million and the increase in income before taxes.

Houghton Mifflin’s income tax provision in the first nine months of 2006 increased $1.1 million, to $15.2 million, from $14.1 million in the first nine months of 2005. The increase in provision is primarily related to an increase in operating income in 2006, offset by a lower estimated effective tax rate in 2006. The impact of items not deductible for tax purposes on a lower projected loss before taxes for fiscal year 2006 results in a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. The Company currently funds such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s net cash used in continuing operating activities was $71.3 million in the first nine months of 2006, a $18.3 million increase from the $53.0 million of cash used in operating activities during the first nine months of 2005. The increase in cash used is primarily a result of the $21.7 million payment of the special management bonus in the second quarter of 2006, and decreased cash inflow from accounts receivable due to timing of collections and lower net sales. These increases in cash used in continuing operating activities were partially offset by lower inventory purchases in the first nine months of 2006 as compared to the first nine months of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Investing Activities

The Company’s net cash used in investing activities was $106.3 million for the nine months ended September 30, 2006, an increase of $35.7 million from the $70.6 million used in the same period in 2005. The increase is primarily due to a $54.2 million decrease in cash proceeds from the sales of short-term investments in 2006 as compared to 2005, cash used to acquire certain assets of ATI of $19.1 million, an increase in capital expenditures of $7.3 million resulting from investments in back-office systems and new technology platforms and tools used to support online products across all divisions, and an increase in pre-publication expenditures of $1.3 million for new product development. These increases in cash used in continuing investing activities were partially offset by cash proceeds from the sale of Promissor of $42.2 million.

Financing Activities

The Company’s net cash used in financing activities increased by $28,000 to $47,000 from $19,000 in 2005. The increase is due to payments made against long term financings.

Debt

The Company’s primary source of liquidity will continue to be cash flow generated from operations as well as funds available under the $250.0 million Revolver. As of September 30, 2006, the Company had no borrowings outstanding under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, $237.0 million was available to borrow. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its Senior and Senior Subordinated Notes, respectively, for the twelve months ended September 30, 2006.

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

Information about market risks for the period ended September 30, 2006 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934, as of September 30, 2006, and has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 because of the material weakness in the Company’s internal control over financial reporting discussed below.

The Company determined that, as of December 31, 2005, it had a deficiency in internal control over financial reporting related to the inability of the Company to reconcile its royalty accrual balance to an underlying trial balance. Although the Company has existing controls over payments to authors, the input of data into the royalty system, and the posting of entries from the royalty system to the general ledger, the reconciliation of the balance sheet accrual is considered an important control. This control deficiency did not result in a restatement or adjustment of the Company’s interim or annual consolidated financial statements, but it represents a material weakness. This material weakness continued to exist as of September 30, 2006.

The Company’s royalty system was purchased from a third-party vendor and does not have trial balance functionality. The Company has developed the capability to extract data from the royalty system, has analyzed the data, and now has on-going reporting capability to substantiate the royalty liability. This information provides liability balances on a contract-by-contract basis and has been reconciled to the general ledger. The Company intends to perform this analysis periodically during the year. In addition to this reporting capability, additional resources were added to the royalty department and controls around data access and data input over royalties were enhanced. The Company intends to continue to monitor royalty controls on an on-going basis.

Other than as discussed in the preceding paragraph, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification by Anthony Lucki pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by Stephen C. Richards pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen C. Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2006